Form 10-Q
period 1994-01-31
NEW PLAN REALTY TRUST
filed 1994-03-15
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q


     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JANUARY 31,
          1994 OR


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________ TO
          __________

     Commission file number 1-8459


             NEW PLAN REALTY TRUST AND SUBSIDIARIES

     (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                               13-1995781
(State or other Jurisdiction of                 (IRS Employer
 Incorporation or Organization)               Identification No.)

     1120 Avenue of the Americas New York, New York 10036
     (Address of Principal Executive Office)(Zip Code)

                          212-869-3000
                Registrant's Telephone Number



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No _

The number of shares outstanding at March 3, 1994 was 49,265,696.




                    Total number of pages 10

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                     JANUARY 31, 1994 AND JULY 31, 1993
                                (UNAUDITED)
                              (IN THOUSANDS)
                                                 1/31/94         7/31/93
                                                ---------       ----------
ASSETS:
- ---------------------------
  Real estate, at cost
     Land and buildings                           535,868        $388,228
  Less accumulated depreciation
       and amortization                            42,950          38,183
                                                ----------      ----------
                                                  492,918         350,045

  Cash and cash equivalents                         5,608         102,312
  Marketable securities (note B)                    8,191          47,988
  Mortgages and notes receivable                   22,622          24,135
  Trade and notes receivable                        5,340           3,904
  Other receivables                                 1,445           1,916
  Prepaid expenses and deferred charges             2,931           1,465
  Other assets                                      1,486           2,483
                                                ----------      ----------
          TOTAL ASSETS                           $540,541        $534,248
                                                ==========      ==========
LIABILITIES:
- ---------------------------
  Mortgages payable                                28,466          23,321
  Accounts payable and other liabilities            8,945           8,808
  Tenants' security deposits                        1,990           1,548
                                                ----------      ----------
          TOTAL LIABILITIES                        39,401          33,677

SHAREHOLDERS' EQUITY:
- ---------------------------
  Shares of beneficial interest without
    par value**, unlimited authorization;
    issued and outstanding                        538,257         530,901
  Less:
   Loans receivable for share purchases             2,555           2,761
   Distributions in excess of
     net income                                    34,562          27,569

                                                ----------      ----------
           TOTAL SHAREHOLDERS' EQUITY             501,140         500,571
                                                ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $540,541        $534,248
                                                ==========      ==========

  **  SHARES ISSUED AND
       OUTSTANDING                                 49,266          48,957
                                                ==========      ==========

See accompanying notes to consolidated financial statements.

                   NEW PLAN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                     01/31/94   01/31/93    01/31/94  01/31/93
                                     --------------------   ------------------
REVENUES
- ---------------------------------
  Rental income and
   related revenues                   $23,823    $15,340     $43,880  $30,132
  Interest and dividend
   income                               1,039      3,008       2,886    6,343
                                     --------   ---------   --------  --------
                                       24,862     18,348      46,766   36,475
                                     --------   ---------   --------  --------
OPERATING EXPENSES
- ---------------------------------
  Operating costs                       5,510      3,379       9,616    6,414
  Leasehold rents                         143        110         252      219
  Real estate and other
   taxes                                2,347      1,727       4,546    3,382
  Mortgage and other interest             528        357         978      768
  Depreciation and amortization         2,818      1,765       5,218    3,467
  Provision for doubtful accounts,
   net of recoveries (Note D)             274        (44)        553      190
                                     --------   ---------   --------  --------
                                       11,620      7,294      21,163   14,440
                                     --------   ---------   --------  --------

  Administrative expenses                 798        676       1,589    1,244
                                     --------   ---------   --------  --------
INCOME BEFORE GAIN ON
  SALE OF PROPERTY AND SECURITIES      12,444     10,378      24,014   20,791
                                     --------   ---------   --------  --------

Gain on sale of property                   (8)        -          460       -
Gain on sale of securities, net           505        300         531      302
                                     --------   ---------   --------  --------
     NET INCOME                       $12,941    $10,678     $25,005  $21,093
                                     ========   =========   ========  ========
     NET INCOME PER SHARE               $0.26      $0.22       $0.51    $0.44

     DIVIDENDS PER SHARE              $0.3275    $0.3175     $0.6525  $0.6325

     WEIGHTED AVERAGE SHARES
     OUTSTANDING                       49,136     48,546      49,070   48,482


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)
                                                   (IN THOUSANDS) (Note C)
                                                                                     Six Months Ended January 31,
                                                                                        1994            1993
                                                                                     -----------     -----------
OPERATING ACTIVITIES
- -----------------------------
  Net Income                                                                             $25,005       $21,093
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         5,218         3,467
                                                                                     ------------    ----------
                                                                                          30,223        24,560

     Gain on sale of property                                                               (460)         -
     Gain on sale of securities, net                                                        (531)         (302)
     Changes in operating assets and liabilities, net
              Increase in trade and notes receivable                                      (1,838)       (1,411)
              Decrease / (Increase) in other receivables                                     471          (211)
              Increase in allowance for doubtful accounts                                    402           260
              Increase in other liabilities                                                  137           374
              Increase in net sundry assets and liabilities                                 (157)         (908)
                                                                                     ------------    ----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                   28,247        22,362
                                                                                     ------------    ----------
INVESTING ACTIVITIES
- -----------------------------
  Sales of marketable securities                                                          41,626         8,569
  Purchases of marketable securities                                                      (1,298)       (9,202)
  Net proceeds from the sale of property                                                   1,996          -
  Purchase and improvement of properties                                                (137,480)      (49,391)
  Repayment of mortgage notes receivable                                                   1,513         9,407
                                                                                     ------------    ----------
              NET CASH USED IN INVESTING ACTIVITIES                                      (93,643)      (40,617)
                                                                                     ------------    ----------
FINANCING ACTIVITIES
- -----------------------------
  Distributions to shareholders                                                          (31,998)      (30,651)
  Issuance of shares of beneficial interest pursuant to dividend reinvestment plan         7,070         5,193
  Issuance of shares of beneficial interest upon exercise of stock options                   288            56
  Principal payments on mortgages                                                           (180)         (474)
  Repayment of mortgages                                                                  (6,694)       (5,238)
  Repayment of loans receivable for the purchase of shares of beneficial interest            206           156
                                                                                     ------------    ----------
              NET CASH USED IN FINANCING ACTIVITIES                                      (31,308)      (30,958)
                                                                                     ------------    ----------
                             DECREASE IN CASH AND CASH EQUIVALENTS                       (96,704)      (49,213)

  Cash and cash equivalents at beginning of year                                         102,312       177,045
                                                                                     ------------    ----------
                             CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $5,608      $127,832
                                                                                     ============    ==========

  See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:

The accompanying unaudited consolidated financial statements have been prepared by the Trust pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Trust, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the six months ended January 31, 1994 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K.

Note B:  Marketable securities

Equity securities are carried at the lower of cost or market while debt securities are carried at cost.

Marketable securities consist of the following (in thousands):

                                1/31/94         7/31/93
                              -----------    -------------
Equity securities                    978            1,151
Debt securities                    4,641           38,915
Insured bank
certificates of deposit            2,572            7,922
                             -------------     -----------
                                   8,191           47,988
                             =============     ===========

The aggregate market value of the marketable securities at January 31, 1994 and July 31, 1993 was $8,554,000 and
$48,464,000, respectively.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C:  Supplemental Cash Flow Information

State and local income taxes paid for the six months ended
January 31, 1994 and 1993 were $88,000 and $70,000, respectively.

Interest paid for the six months ended January 31, 1994 and 1993 was $1,098,000 and $768,000, respectively.

Interest costs capitalized for the six months ended January 31, 1994 was $190,000.

The trust entered into the following non-cash investing and financing activities (in thousands):

                                             1/31/94     1/31/93
                                           ----------  ----------

Loans made to employees to exercise
 stock options                                               319
Mortgages payable assumed in connection
 with the purchase of shopping centers        12,019
Accrued liability to be paid upon the
 completion of the expansion of a
 shopping center acquired in the period                    6,732


Note D:

The provision for doubtful accounts is net of recoveries. For the six months ended January 31, 1994 and 1993 recoveries were $184,000 and $389,000, respectively. For the three months ended January 31, 1994 and 1993 recoveries were $79,000 and $385,000, respectively.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


I.   Liquidity and Capital Resources

          On January 31, 1994 the Trust had $13,799,000 in available cash, cash equivalents and marketable securities.

          During the six month period ended January 31, 1994 the Trust paid approximately
          $130,000,000 to acquire ten shopping centers
          (1.5 million gross leasable square feet), three apartment properties (834 units) and the capital stock of Factory Merchants Malls, Inc. whose assets consisted of three factory outlet centers (565,000 gross leasable square feet). The amount paid does not include assumed mortgages in the amount of $12,019,000.

          Debt at January 31, 1994 consisted of $28,466,000 of mortgages payable. The increase from July 31, 1993 reflects the prepayment of high interest mortgages and the assumption of mortgages in connection with the purchase of Factory Merchants Malls, Inc. Except for normal trade accounts payable, accrued taxes and the current portion of mortgages payable the Trust has no short-term debt.

          The dividend reinvestment program provided
          $7,070,000 during the six month period ended
          January 31, 1994. In addition, the Trust made dividend distributions of $31,998,000 to shareholders, paid $130,000,000 to acquire new properties and spent approximately
          $7,500,000 in improvements to properties.

          Funds from operations (net income plus depreciation and amortization or properties less gains from asset sales) increased $4,974,000 to $29,232,000 compared to the prior year's comparable six month period.


II.  Results of operations for the six months ended January
     31, 1994 and 1993

     A.   Revenues

          Rental income and related revenues increased
          $13,748,000 to $43,880,000.  The increase was
          primarily due to the acquisition of new
          properties which were present in the current period but not in the prior period. This was coupled with a rise in revenues in all categories of properties owned in both periods.

          Interest and dividend income decreased
          $3,457,000 due to a significantly reduced investment base during this period compared to the prior year and the repayment of mortgages receivable by the borrower. The lower investment base is a result of the purchase of 24 properties (four factory outlet centers, 16 shopping centers and four apartments) since July 31, 1992.

     B.   Operating Expenses

          Operating costs and leasehold rents
          increased by $3,235,000 to $9,868,000.  The
          increase was due primarily to the acquisition of new properties.

          Real estate and other taxes increased by $1,164,000 to $4,546,000. The increase was due to new property acquisitions.

          Depreciation and amortization of properties increased due to the acquisition of 24 properties.

          Provision for doubtful accounts, net of
          recoveries increased principally because provisions for loss were higher and recoveries of previously reserved uncollectible amounts were lower than in the comparable period of the prior year.

          Administrative expenses as a percentage of total revenues was 3.4% for both periods.

     C.   Gain or (loss) from asset sales

          Gains from the sale of securities and
          property were higher in the current period because of nonrecurring gains from the sale of property and securities.

III. Results of operations for the three months ended January 31, 1994 and 1993

     A.   Revenues

          Rental income and related revenues increased
          $8,483,000 to $23,823,000.  The increase was
          due to the acquisition of new properties which were present in the current period but not in the prior period.

          Interest and dividend income decreased
          $1,969,000 due to a significantly reduced investment base during this period compared to the prior year. The lower investment base is a result of the purchase of 20 properties
          (three factory outlet centers, 13 shopping centers, four apartments) since January 31, 1993.

     B.   Operating Expenses

          Operating costs and leasehold rents
          increased by $2,164,000 to $5,653,000.  The
          increase was due primarily to the acquisition of new properties.

          Real estate and other taxes increased by $620,000 to $2,347,000. The increase was due to new property acquisitions.

          Depreciation and amortization of properties increased due to the acquisition of properties.

          Provision for doubtful accounts, net of
          recoveries increased principally because recoveries of previously provided for uncollectible amounts was higher in the quarter ended January 31, 1993 than in the current quarter.

          Administrative expenses as a percentage of total revenues decreased to 3.2% from 3.7%.

     C.   Gain or (loss) from asset sales

          Gains from the sale of securities were higher in the current period because of nonrecurring gains from the sale of securities.

                   PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders


     An annual meeting of shareholders of the Trust was held on December 8, 1993. Proxies for such meeting were solicited by the Trust pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition of the management's nominees as listed in the proxy statement; and each of such nominees was elected for a three year term expiring in 1996.

     Votes of 35,644,016 shares were cast for the election of Norman Gold as a Trustee; votes of 229,944 shares were withheld.

     Votes of 35,651,929 shares were cast for the election of James M. Steuterman as a Trustee; votes of 222,031 shares were withheld.

     Votes of 35,622,194 shares were cast for the election of Dean Bernstein as a Trustee; votes of 251,766 shares were withheld.

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits: None

     (b) During the period covered by this report the Trust filed the following three Current Reports:

                    Form 8-K dated August 3, 1993 and Form 8-K/A
                    containing Amendment No. 1 dated October 6,
                    1993
                    Form 8-K dated November 17, 1993 and Form
                    8-K/A containing Amendment No. 1 dated
                    January 13, 1994
                    Form 8-K dated February 10, 1994.

            The Form 8-K filings summarized the acquisition of certain assets.


                            SIGNATURE

            Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: March 15, 1994      NEW PLAN REALTY TRUST


                    By: /s/ MICHAEL I. BROWN
                       ---------------------
                            MICHAEL I. BROWN
                    Chief Financial Officer
                    and Controller