Form 10-Q
period 1994-04-30
NEW PLAN REALTY TRUST
filed 1994-06-09
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q


     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1994 OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
          PERIOD FROM __________ TO __________

     Commission file number 1-8459


                   NEW PLAN REALTY TRUST AND SUBSIDIARIES

           (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                       13-1995781
(State or other Jurisdiction of                         (IRS Employer
 Incorporation or Organization)                      Identification No.)

     1120 Avenue of the Americas New York, New York     10036
     (Address of Principal Executive Office)           (Zip Code)

                                212-869-3000
                      Registrant's Telephone Number



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No _

The number of shares outstanding at June 3, 1994 was 49,424,090.

                           Total number of Pages 10

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 1994 AND JULY 31, 1993
(UNAUDITED)
(IN THOUSANDS)
                                                4/30/94         7/31/93
                                             -------------   -------------
ASSETS:
- - ---------------------------
  Real estate, at cost
     Land and buildings                           559,103        $388,228
  Less accumulated depreciation
       and amortization                            45,911          38,183
                                             -------------   -------------
                                                  513,192         350,045

  Cash and cash equivalents                         8,033         102,312
  Marketable securities (Note B)                    7,594          47,988
  Mortgages and notes receivable                   22,918          24,135
  Trade and notes receivable                        7,032           3,904
  Other receivables                                 1,585           1,916
  Prepaid expenses and deferred charges             3,128           1,465
  Other assets                                      1,702           2,483
                                             -------------   -------------
          TOTAL ASSETS                           $565,184        $534,248
                                             =============   =============
LIABILITIES:
- - ---------------------------
  Mortgages payable                               $28,140         $23,321
  Notes payable (Note C)                           25,000             -
  Accounts payable and other liabilities            8,669           8,808
  Tenants' security deposits                        2,072           1,548
                                             -------------   -------------
          TOTAL LIABILITIES                        63,881          33,677

SHAREHOLDERS' EQUITY:
- - ---------------------------
  Shares of beneficial interest without
    par value, unlimited authorization;
    issued and outstanding**                      541,464         530,901
  Less:
   Loans receivable for share purchases             2,480           2,761
   Distributions in excess of
     net income                                    37,681          27,569

                                             -------------   -------------
           TOTAL SHAREHOLDERS' EQUITY             501,303         500,571
                                             -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $565,184        $534,248
                                             =============   =============

  **  SHARES ISSUED AND
       OUTSTANDING                                 49,423          48,957
                                             =============   =============
See accompanying notes to consolidated financial statements.
NEW PLAN REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                 THREE MONTHS ENDED NINE MONTHS ENDED
                                 04/30/94 04/30/93  04/30/94 04/30/93
REVENUES                         ------------------ ------------------
- - -----------------------------
  Rental income and
   related revenues               $25,388  $17,336   $69,268  $47,468
  Interest and dividend
   income                             899    2,385     3,785    8,728
                                 ------------------  -----------------
                                   26,287   19,721    73,053   56,196
                                 ------------------  -----------------
OPERATING EXPENSES
- - -----------------------------
  Operating costs                   6,167    3,956    15,783   10,370
  Leasehold rents                     135      109       387      328
  Real estate and other
   taxes                            2,387    1,829     6,933    5,211
  Mortgage and other interest         439      268     1,417    1,036
  Interest on notes payable           201                201
  Depreciation and amortization     3,023    2,015     8,241    5,482
     Provision for doubtful accounts,
      net of recoveries (Note E)      230      283      783      473
                                  -----------------  -----------------
                                   12,582    8,460   33,745   22,900
                                  -----------------  -----------------

     Administrative expenses          567      690     2,156    1,934
                                  -----------------   -----------------
  INCOME BEFORE GAIN ON SALE
  OF PROPERTY AND SECURITIES       13,138   10,571    37,152   31,362
                                  -----------------   -----------------

  Gain on sale of property              -        -       460       -
  Gain on sale of securities, net       -      631       531      933
                                 ------------------   ------------------
     NET INCOME                   $13,138  $11,202   $38,143  $32,295
                                 ==================   ==================

     NET INCOME PER SHARE            $.27     $.23      $.78     $.67

     DIVIDENDS PER SHARE             $.33   $.3175    $.9825   $.9525

     WEIGHTED AVERAGE SHARES
     OUTSTANDING                   49,310   48,701    49,148   48,554

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW PLAN REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(IN THOUSANDS)
(Note D)

                                               Nine Months Ended April 30,
                                                        1993     1994
                                                      ________   _______
OPERATING ACTIVITIES
Net Income                                            $38,143  $32,295
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                      8,241    5,482
                                                      ________  _______

                                                       46,384   37,777

   Gain on sale of property                              (460)       -
   Gain on sale of securities, net                       (531)    (933)
   Changes in operating assets and liabilities, net
      Increase in trade and notes receivable           (3,236)    (469)
      Decrease / (Increase) in other receivables          331     (230)
      Increase in allowance for doubtful accounts         108      446
      (Decrease) / increase in other liabilities         (139)     301
      Increase in net sundry assets and liabilities      (288)     (997)
                                                       _______  _______

         NET CASH PROVIDED BY OPERATING ACTIVITIES     42,169    35,895
                                                       _______   ______
INVESTING ACTIVITIES
  Sales of marketable securities                       42,223    17,577
  Purchases of marketable securities                   (1,298)  (24,707)
  Net proceeds from the sale of property                1,996        -
  Purchase and improvement of properties             (160,715)  (63,798)
  Increase in notes receivable                           (300)       -
  Repayment of mortgage notes receivable                1,517     9,411
                                                        ______   ______

       NET CASH USED IN INVESTING ACTIVITIES         (116,577)  (61,517)
                                                        ______   ______
FINANCING ACTIVITIES
  Distributions to shareholders                       (48,255)  (46,227)
  Issuance of shares of beneficial interest pursuant
  to dividend reinvestment plan                        10,276     8,087
  Issuance of shares of beneficial interest upon
  exercise of stock options                               287       516
  Proceeds from short term borrowing                   25,000        -
  Principal payments on mortgages                        (246)     (855)
  Repayment of mortgages                               (7,214)   (5,238)
  Repayment of loans receivable for the purchase of
  shares of beneficial interest                           281       512
                                                        ______   ______

      NET CASH USED IN FINANCING ACTIVITIES           (19,871)  (43,205)
                                                        ______   ______

      DECREASE IN CASH AND CASH EQUIVALENTS           (94,279)  (68,827)

  Cash and cash equivalents at beginning of year      102,312   177,045
                                                        ______   ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $8,033  $108,218
See accompanying notes to consolidated financial statements. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:

The accompanying unaudited consolidated financial statements have been prepared by the Trust pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Trust, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the nine months ended April 30, 1994 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K.

Note B: Marketable securities

     Equity securities are carried at the lower of cost or market while debt securities are carried at cost.

     Marketable securities consist of the following (in thousands):

                                   4/30/94        7/31/93
                                   -------        -------
     Equity securities                 978          1,151
     Debt securities                 4,639         38,915
     Insured bank
      certificates of deposit        1,977          7,922
                                   -------        -------
                                     7,594         47,988
                                   =======        =======

     The aggregate market value of the marketable securities at April 30, 1994 and July 31, 1993 was $7,696,000 and $48,464,000, respectively.


Note C: Notes Payable

     At December 30, 1993 the Trust entered into a 364 day unsecured revolving credit facility providing for borrowings of up to $65 million. At the time of borrowing the Trust can choose from three interest rate options. There are restrictive covenants that place a ceiling on total indebtedness of the lesser of 50% of tangible net worth or 250,000,000, a ceiling on mortgage indebtedness of 105,000,000, a minimum interest coverage ratio of 2.5 to 1 and a minimum tangible net worth of 400,000,000. At April 30, 1994, the average interest rate on outstanding notes was 4.58%.

Note D: Supplemental Cash Flow Information

     State and local income taxes paid for the nine months ended April 30, 1994 and 1993 were $108,000 and $127,000, respectively.

     Interest paid for the nine months ended April 30, 1994 and 1993 was $1,914,000 and $1,178,000, respectively.

     Interest costs capitalized for the nine months ended April 30, 1994 was $296,000.

     The Trust entered into the following non-cash investing and financing activities (in thousands):
                                                    April 30,
                                                  1994      1993

     Loans to employees to exercise stock
      options                                              $  319
     Mortgage obligation assumed upon the
      purchase of property                        $12,019   9,309
     Accrued liability to be paid upon the
      completion of a property expansion                    3,506

Note E: Provision for Doubtful Accounts

     The provision for doubtful accounts is net of recoveries. For the none months ended April 30, 1994 and 1993 recoveries were $201,000 and $409,000, respectively. For the three months ended April 30, 1994 and 1993 recoveries were $27,000 and $20,000, respectively.

Note F: Subsequent Events

     Subsequent to April 30, 1994, the Trust purchased four shopping centers for an aggregate purchase price of approximately $26,000,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


I.   Liquidity and Capital Resources

          On April 30, 1994 the Trust had $15,627,000 in available cash, cash equivalents and marketable securities.

          During the nine month period ended April 30, 1994 the Trust paid approximately $147,300,000 to acquire eleven shopping centers (1.8 million gross leasable square feet), three apartment properties (834 units) and the capital stock of Factory Merchants Malls, Inc. whose assets consisted of three factory outlet centers (565,000 gross leasable square feet). The amount paid does not include assumed mortgages in the amount of $12,019,000.

          Debt at April 30, 1994 consisted of $28,140,000 of mortgages payable and short term notes payable of $25,000,000. The notes payable are the result of the use of the Trust's $65,000,000 unsecured revolving credit facility which was put into place in December, 1993. The Trust expects to increase the unsecured revolving credit facility to $100 million.

          The dividend reinvestment program provided $10,276,000 during the nine month period ended April 30, 1994. In addition, the Trust made dividend distributions of $48,255,000 to shareholders, paid $147,300,000 to acquire new properties and spent approximately $13,400,000 in improvements to properties.

          Funds from operations (net income plus depreciation and amortization of properties less gains from asset sales) increased $8,549,000 to $45,393,000 from $36,844,000 in the prior year's comparable nine month period.


II.  Results of operations for the nine months ended April 30,  1994 and 1993

     A.   Revenues

          Rental income and related revenues increased
          $21,800,000 to $69,268,000. The increase was primarily due to the acquisition of new properties which were present in the current period but not in the prior period. This was coupled with a rise in revenues in all categories of properties owned in both periods.

          Interest and dividend income decreased $4,943,000 due a significantly reduced investment base during this period compared to the prior year and the repayment of mortgages receivable by the borrower. The lower investment base is a result of the purchase of 25 properties (four factory outlet centers, 17 shopping centers, 4 apartments) since July 31, 1992.

     B.   Operating Expenses

          Operating costs and leasehold rents increased by $5,472,000 to $16,170,000. The increase was due primarily to the acquisition of new properties.

          Real estate and other taxes increased by $1,722,000 to $6,933,000. The increase was due to new property acquisitions.

          Interest expense increased $582,000 to $1,618,000. Mortgage interest increased due to a higher level of debt caused by the assumption of mortgages with the purchase of three properties, out of 25, since August 1, 1992. The increase in interest expense on notes payable was a result of use, for the first time, of the Trust's $65 million unsecured line of credit.

          Depreciation and amortization of properties increased due to the acquisition of 25 properties.

          Provision for doubtful accounts, net of recoveries increased principally because provisions for losses were higher and recoveries of previously reserved uncollectible amounts were lower than in the comparable period of the prior year.

     C.   Other (Income) and Expenses

          Administrative expenses as a percentage of total revenues decreased to 3.0% from 3.4%.

III. Results of operations for the three months ended April 30, 1994 and
     1993

     A.   Revenues

          Rental income and related revenues increased $8,052,000 to $25,388,000. The increase was due to the acquisition of new properties which were present in the current period but not in the prior period.

          Interest and dividend income decreased $1,486,000 due a significantly reduced investment base during this period compared to the prior year. The lower investment base is a result of the purchase of 21 properties (three factory outlet centers, 14 shopping centers, four apartments) since January 31, 1993.

     B.   Operating Expenses

          Operating costs and leasehold rents increased by $2,237,000 to $6,302,000. The increase was due primarily to the acquisition of new properties.

          Real estate and other taxes increased by $558,000 to $2,387,000. The increase was due to new property acquisitions.

          Depreciation and amortization of properties increased due to the acquisition of properties.

     C.   Other (Income) and Expenses

          Administrative expenses as a percentage of total revenues decreased to 2.2% from 3.5%.

          Gains from the sale of securities were lower in the current period. This is a non recurring item and there were no transactions in the current period.

                        PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits: None

     (b) During the period covered by this report the Trust filed the following four Current Reports:

                    Form 8-K dated August 3, 1993 and Form 8-K/A containing Amendment No. 1 dated October 6, 1993
                    Form 8-K dated November 17, 1993, Form   8-K/A
                    containing Amendment No. 1 dated January 13, 1994 and Form 8-K/A containing Amendment No. 2 dated April 20, 1994.
                    Form 8-K dated February 10, 1994.
                    Form 8-K dated April 7, 1994

            The Form 8-K filings summarized the acquisition of certain assets.

     (c) During the period covered by this report the Trust filed a Form S-3 dated April 28, 1994. This preliminary prospectus registered up to $250,000,000 of one or more of the following securities: debt securities, preferred shares, depositary shares, common shares, warrants.



                                SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June 9, 1994

                                   NEW PLAN REALTY TRUST



                                   By:  /s/ Michael I. Brown
					________________________
                                        MICHAEL I. BROWN
                                        Chief Financial Officer