Form 10-K
period 1994-07-31
NEW PLAN REALTY TRUST
filed 1994-10-14
CIK 71519

==========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended July 31, 1994 OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ___________ to ____________

                       Commission File Number 1-8459

                           NEW PLAN REALTY TRUST
          (Exact name of registrant as specified in its charter)

             Massachusetts                          13-1995781
       (State of incorporation)                  (I.R.S. employer
                                                identification no.)
     1120 Avenue of the Americas,
          New York, NY 10036                      (212) 869-3000
(Address of principal executive offices)  (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act:

                Shares of Beneficial Interest, no par value
                             (Title of Class)

                          New York Stock Exchange
                  (Name of exchange on which registered)

     Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X       NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,118,647,000 based on the closing price on the New York Stock Exchange for such stock on September 26, 1994.

The number of shares of the Registrant's Shares of Beneficial Interest outstanding was 52,595,161 as of September 26, 1994.

                    Documents Incorporated By Reference

Portions of the 1994 New Plan Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on December 14, 1994 are incorporated by reference into Part III.
==========================================================================

                             TABLE OF CONTENTS


                                                                  Form
                                                                  10-K
                                                                 Report
Item No.                                                          Page

                                  PART I

 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . .   5
 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  13
 4. Submission of Matters to a Vote of Security Holders. . . . . .  13

                                  PART II

 5. Market for the Registrant's Common Equity and Related
      Shareholder Matters. . . . . . . . . . . . . . . . . . . . .  14
 6. Selected Financial Data. . . . . . . . . . . . . . . . . . . .  16
 7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . . .  17
 8. Financial Statements and Supplementary Data. . . . . . . . . .  19
 9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure. . . . . . . . . . . . .  19

                                 PART III

10. Trustees and Executive Officers of the Trust . . . . . . . . .  20
11. Executive Compensation . . . . . . . . . . . . . . . . . . . .  21
12. Security Ownership of Certain Beneficial Owners and
      Management . . . . . . . . . . . . . . . . . . . . . . . . .  21
13. Certain Relationships and Related Transactions . . . . . . . .  21

                                  PART IV

14. Exhibits, Consolidated Financial Statements, Consolidated
      Financial Statement Schedules, and Reports on Form 8-K . . .  22

                                  PART I

Item I..  Business

A.   General Development of Business

     New Plan Realty Trust ("Registrant" and sometimes the "Trust"), a self-administered and self-managed equity real estate investment trust, was organized on July 31, 1972 as a business trust under the laws of the Commonwealth of Massachusetts. The Trust is the successor to the original registrant (Reg. No. 2-19671), New Plan Realty Corporation, which was incorporated under the laws of the State of Delaware on December 4, 1961.

(b)  Financial Information About Industry Segments

     The Trust is in the business of managing, operating, leasing, acquiring, developing and investing in shopping centers, factory outlet centers and apartment complexes. See the Consolidated Financial
Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.

(c)  Narrative Description of Business

     General

     At September 26, 1994, the Trust owned fee, mortgage or leasehold interests in 97 shopping centers containing an aggregate of approximately 12,459,000 gross rentable square feet, five factory outlet centers containing approximately 1,559,000 gross rentable square feet and 20 rental apartment complexes containing 3,940 units, located in 20 states. The average occupancy rate at July 31, 1994 for the shopping centers, factory outlet centers and apartments were approximately 89%, 94% and 97%, respectively.

     The Trust is self-administered and self-managed and will not engage or pay a REIT advisor because the Trust personnel manage and maintain all of the Trust's properties.

     The Trust maintains its executive offices at 1120 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 869-3000.

     Acquisition, Financing and Operating Strategies

     The Trust's primary investment strategy is to identify and purchase well-located income-producing shopping centers and garden apartment complexes at a discount to replacement cost. The Trust also purchases selected factory outlet centers. The Trust seeks to achieve income growth and enhance the cash flow potential of its properties through a program of expansion, renovation, leasing, re-leasing and improving the tenant mix. The Trust minimizes development risks by generally purchasing existing income-producing properties.

     The Trust generally has acquired properties for cash. It is management's belief that its ability to purchase available properties for cash enhances its negotiating position in obtaining attractive purchase prices. In a few instances properties have been acquired subject to existing non-recourse long-term mortgages. Long-term debt of the Trust at July 31, 1994, consisted of approximately $28.1 million of mortgages and notes bearing interest at rates ranging from 6.53% to 10.75% and having a weighted average interest rate of 9.4%. The Trust's short-term debt consists of normal trade payables, a note payable and the current portion of mortgages payable. As of July 31, 1994 the Trust had used approximately $7.5 million of its $65 million line of credit with the Bank of New York and Fleet Bank N.A. to purchase properties. Subsequent to July 31, 1994 the credit facility was increased to $100 million.

     Virtually all operating and administrative functions, such as leasing, data processing, finance, accounting, construction and legal, are centrally managed at the Trust's headquarters. In addition, the Company maintains regional offices at Louisville, KY, Syracuse, NY, Connellsville, PA, Cordele, GA, Toledo, OH and Nanuet, NY. On-site functions such as security, maintenance, landscaping, sweeping, plumbing, electrical and other similar activities are either performed by the Trust or subcontracted. The cost of these functions are passed through to tenants to the extent permitted by the respective leases.

     Developments During The 1993-1994 Fiscal Year

     In the fiscal year ended July 31, 1994, the Trust acquired 15 shopping centers containing an aggregate of approximately 2.5 million gross rentable square feet, three factory outlets containing approximately 825,000 gross rentable square feet and seven apartment complexes containing 1,748 units. The newly acquired properties are located in California, Georgia, Indiana, Kentucky, Missouri, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. The total cost of purchase for the properties, including outstanding mortgages payable, was approximately $209 million.

     Subsequent to July 31, 1994 the Trust purchased a shopping center containing an aggregate of 102,000 gross rentable square feet and an apartment complex containing 164 units. The newly acquired properties are located in Ohio and New Jersey. The aggregate purchase price for the properties was approximately $13.3 million.

     The acquisition of three factory outlets in November 1993 represents a continuation of the Trust's strategy of expanding its investment portfolio into the factory outlet sector. The Trust believes that factory outlet centers represent a significant new retailing development in the 1990s due to their "value-oriented" approach. This approach enables customers to shop directly for manufacturers' nationally-branded merchandise. The Trust intends to seek to acquire additional factory outlet centers in the future as a part of its overall investment strategy.

     Gross receipts and net income before gains from the sale of properties and securities of the Trust for the fiscal year ended July 31, 1994 were the largest in the Trust's history. As a result of the growth of the Trust through its property acquisitions program, the flagship property, Roosevelt Mall Shopping Center and Annex, in Philadelphia, Pennsylvania, generated less than 10% of the total gross revenues of the Trust in fiscal 1994 and 1993. In fiscal year 1992 the percent of total revenues was approximately 12.6%.

     Competition

     The success of the Trust depends, among other factors, upon the trends of the economy, including interest rates, construction costs, income tax laws and increases or decreases in operating expenses, governmental regulations and legislation, including environmental requirements, real estate fluctuations, retailing trends, population trends, zoning laws, the financial condition and stability of tenants, the availability of financing and capital on satisfactory terms and the ability of the Trust to compete with others for tenants and keep its properties leased at profitable levels. The Trust competes for properties with an indeterminate number of investors, including domestic and foreign corporations and financial institutions, and an increasing number of real estate investment trusts, life insurance companies, pension funds and trust funds. The Trust regularly reviews its portfolio and from time to time considers the sale of certain of its properties.

     Adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Trust to meet their lease obligations and could otherwise adversely affect the Trust's ability to attract or retain tenants. Management believes, however, that the Trust's financial strength and operating practices, particularly its ability to implement renovation and expansion programs and its intensive leasing programs, will enable it to maintain and increase rental income from its properties.

     Employees

     As of September 22, 1994, the Trust employed approximately 318 individuals, including executive, administrative and field personnel. Some of the Trust's employees are subject to a collective bargaining agreement and the Trust has experienced no labor-related work stoppages. The Trust considers its relations with its personnel to be good.

     Qualification as a Real Estate Investment Trust

     The Trust presently meets the qualification requirements of a real estate investment trust under Sections 856-58 of the Internal Revenue Code of 1986, as amended (the "Code"). If, as the Trust contemplates, such qualification continues, the Trust will not be taxed on its real estate investment trust taxable income, at least 95% of which will be distributed to shareholders. See Item 5 below.

Item 2.    Properties

     The location, general character and primary occupancy information with respect to Registrant's properties as of July 31, 1994 (including acquisitions through September 22, 1994) are set forth on the Summary of Properties Schedule on the pages immediately following.


                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                                        Summary of Properties
                                                          At July 31, 1994
                                         (Includes acquisitions through September 26, 1994)

                                             Description                                         Number                Average
     Property                        --------------------------       Type of           of       Percent    Rental/    Mortgage
                                     Sq. Ft.    Units     Acres       Interest        Tenants    Rented     Sq. Ft.    Payable

     ----------------                -------    -----     -----       --------        -------    -------    --------   --------

Apartments
- - - - - ---------------------
BRECKENRIDGE APTS                                120          7        Fee              120        100
BIRMINGHAM              AL

DEVONSHIRE PLACE                                 284         16        Fee              257         90
BIRMINGHAM              AL

COURTS AT WILDWOOD                               220         22        Fee              211         96                   2,750,000
BIRMINGHAM              AL

RODNEY APARTMENTS                                207         11        Fee              204         99
DOVER                   DE

MAYFAIR APARTMENTS                                96          7        Fee               94         98
DOVER                   DE

LAKE PARK APARTMENTS                             227         10        Fee              226        100
LAKE PARK               FL

JAMESTOWN APARTMENTS                             125          8        Fee              120         96
LEXINGTON               KY

POPLAR LEVEL APARTMENTS                           88          3        Fee               87         99
LOUISVILLE              KY

LA FONTENAY APARTMENTS                           248         17        Fee              234         94
LOUISVILLE              KY

CHARLESTOWN @ DOUGLASS HILLS                     244         17        Fee              222         91
LOUISVILLE              KY

MEADOW EAST APARTMENTS                           100         15        Fee               94         94
POTSDAM                 NY

MOHAWK GARDEN APARTMENTS                         209         12        Fee              199         95
ROME                    NY

ARLINGTON VILLAGE APARTMENTS                     164         10        Fee       (1)
FAIRBORN                OH

CHESTERFIELD APARTMENTS                          104          9        Fee              102         98
MAUMEE                  OH

SEDGEFIELD APARTMENTS                            280         19        Fee              273         98
FLORENCE                SC

HICKORY LAKE APARTMENTS                          322         26        Fee              321        100
ANTIOCH                  TN

ASHFORD PLACE APARTMENTS                         268         16        Fee              267        100
CLARKSVILLE             TN

THE PINES APARTMENTS                             224         11        Fee              217         97
CLARKSVILLE             TN

CEDAR VILLAGE APARTMENTS                         170         11        Fee              164         96
CLARKSVILLE             TN

PADDOCK PLACE APARTMENTS                         240         11        Fee              236         98
CLARKSVILLE             TN


Development
_______________________
JACKSON FACTORY OUTLET CENTER                     55        Fee
JACKSON TOWNSHIP        NJ


Factory Outlets
- - - - - ---------------------
BARSTOW FACTORY OUTLET              333,000                  49        Fee       (5)     54         99        20.76     10,682,310
BARSTOW                 CA

ST AUGUSTINE OUTLET CENTER          335,000                  32        Fee       (2)     96        100        15.29        113,946
ST AUGUSTINE            FL

BRANSON FACTORY OUTLET              316,000                   9        Leasehold (4)     53        100        17.56
BRANSON                 MO

OSAGE FACTORY OUTLET VILLAGE        399,000                 147        Fee              109        100        18.60
OSAGE BEACH             MO

FT CHISWELL FACTORY OUTLET          176,000                  55        Fee               27         56         5.31
MAX MEADOWS             VA

Mortgages Receivable
- - - - - ---------------------
1 NORTH CENTRAL AVENUE               15,000                   1        $500,000
HARTSDALE               NY                                             Second
                                                                       Mortgage
NEWDON PLAZA                        105,000                  10        $10,350,000
NEW CITY                NY                                             First
                                                                       Mortgage
WHITESTOWN PLAZA                     83,000                  11        $4,610,000
WHITESBORO              NY                                             First
                                                                       Mortgage
LAUREL MALL                         333,000                  57        $6,200,000
CONNELLSVILLE           PA                                             Second
                                                                       Mortgage
Office Building
- - - - - ---------------------
INSTITUTE FOR DEFENSE ANALYSES       51,000                   8        Leasehold(C)       1        100         4.49
PRINCETON               NJ

Shopping Centers
- - - - - ---------------------
RODNEY VILLAGE                      216,000                  15        Fee               20         66         4.70
DOVER                   DE

DOVERAMA @ RODNEY VILLAGE            30,000                   1        75% Owned          1        100         1.30
DOVER                   DE

ALBANY PLAZA                        114,000                   7        Fee               12        100         5.77
ALBANY                  GA

SOUTHGATE PLAZA - ALBANY             60,000                   5        Fee                6         85         3.27
ALBANY                  GA

PERLIS PLAZA                        166,000                  20        Fee               27         89         4.74
AMERICUS                GA

EASTGATE PLAZA  - AMERICUS           44,000                   4        Fee                7        100         4.20
AMERICUS                GA

ROGERS PLAZA                         50,000                   5        Fee                4         59         2.51
ASHBURN                 GA

CORDELE SQUARE                      131,000                  11        Fee               12         87         4.11
CORDELE                 GA

SOUTHGATE PLAZA - CORDELE            39,000                   3        Fee                3         54         2.52
CORDELE                 GA

MR B'S                               14,000                   1        Fee                6         74         3.48
CORDELE                 GA

HABERSHAM VILLAGE                   147,000                  18        Fee               12         94         4.81      4,604,436
CORNELIA                GA

WESTGATE - DUBLIN                   191,000                  35        Fee               20         80         3.90
DUBLIN                  GA

VICTORY SQUARE                      165,000                  35        Fee               19         96         6.42
SAVANAH                 GA

TIFT-TOWN                            61,000                   4        Fee               10         58         3.06
TIFTON                  GA

WESTGATE - TIFTON                    16,000                   2        Fee                5        100         5.77
TIFTON                  GA

COLUMBUS CENTER                     270,000                  24        Fee               15         78         3.19
COLUMBUS                IN

JASPER MANOR                        194,000                  26        Fee                9         89         5.54
JASPER                  IN

TOWN FAIR SHOPPING CENTER           114,000                  16        Fee                5         98         5.36
PRINCETON               IN

WABASH CROSSING                     167,000                  18        Fee               10        100         6.11
WABASH                  IN

JACKSON VILLAGE                     145,000                  48        Fee                8         62         3.44
JACKSON                 KY

J*TOWN CENTER                       187,000                  17        Fee               22         97         5.34
JEFFERSONTOWN           KY

CHINOE VILLAGE                      106,000                  10        Fee               19         54         4.60
LEXINGTON               KY

NEW LOUISA PLAZA                    111,000                  20        Fee               12         91         3.77
LOUISA                  KY

PICCADILLY SQUARE                    96,000                  13        Fee               12         96         3.99
LOUISVILLE              KY

EASTGATE SHOPPING CENTER            145,000                  18        Fee               29         95         9.50
MIDDLETOWN              KY

SHOPPING CENTER - SALISBURY         110,000                  16        Fee                1         99         1.21
SALISBURY               MD

WASHTENAW FOUNTAIN PLAZA            136,000                  12        Fee                8         93         9.73
YPSILANTI               MI

SHOPPING CENTER - GOLDSBORO          80,000                  10        Fee                1        100         1.21
GOLDSBORO               NC

SHOPPING CENTER - GREENVILLE          4,000                  17        Fee                1        100         8.10
GREENVILLE              NC

SHOPPING CENTER - LUMBERTON         107,000                  17        Fee                1          4          .37
LUMBERTON               NC

SHOPPING CENTER - NEW BERN           99,000                  19        Fee                1        100          .48
NEW BERN                NC

SHOPPING CENTER - WILSON            105,000                  17        Fee                1         76          .53
WILSON                  NC

LAUREL SQUARE                       243,000                  35        Fee               27         99         8.57
BRICKTOWN               NJ

HAMILTON PLAZA                      149,000                  18        Fee                7         97         5.35
HAMILTON                NJ

BENNETTS MILLS PLAZA                102,000                  13        Fee       (1)     26         98
JACKSON                 NJ

MIDDLETOWN PLAZA                    123,000                  19        Fee               18         75         9.94
MIDDLETOWN              NJ

UNIVERSITY MALL                      78,000                  25        Fee                7         89         4.83
CANTON                  NY

CORTLANDVILLE                       100,000                  13        Fee                3        100         3.35
CORTLAND                NY

KMART PLAZA                         116,000                  11        Fee                4        100         6.25
DEWITT                  NY

D & F PLAZA                         192,000                  30        Fee               22         69         4.80
DUNKIRK                 NY

SHOPPING CENTER - ELMIRA             54,000                   5        Fee                1        100         2.20
ELMIRA                  NY

PYRAMID MALL                        233,000                  37        Fee                8         88         8.37
GENEVA                  NY

SHOPPING CENTER - GLOVERSVILLE       45,000                   4        Fee                2        100         3.15
GLOVERSVILLE            NY

MCKINLEY PLAZA                       93,000                  20        Fee               12        100        10.94
HAMBURG                 NY

CAYUGA PLAZA                        207,000                  22        Fee               14         91         5.43
ITHACA                  NY

@ SENECA MALL                       238,000                  30        Fee               12         78         6.19
LIVERPOOL               NY

TRANSIT ROAD PLAZA                  138,000                  15        Fee                4        100         4.19
LOCKPORT                NY

SHOPPING CENTER - MARCY             123,000                  21        Fee                1        100          .66
MARCY                   NY

ROCKLAND PLAZA                      260,000                  28        Fee       (3)     37         97        17.39
NANUET                  NY

SOUTH PLAZA                         144,000                  36        Fee               14         98         4.84
NORWICH                 NY

WESTGATE PLAZA - ONEONTA             72,000                  11        Fee                4        100         5.24
ONEONTA                 NY

OSWEGO PLAZA                        131,000                  20        Fee               15         86         4.57
OSWEGO                  NY

MOHAWK ACRES                        107,000                  13        Fee               22         93         9.32
ROME                    NY

MONTGOMERY WARD                      84,000                   7        Fee                1        100         1.99
ROME                    NY

PRICE CHOPPER PLAZA                  78,000                   6        Fee                4        100         8.31
ROME                    NY

WESTGATE MANOR PLAZA - ROME          66,000                  15        Fee               11         82         6.14
ROME                    NY

NORTHLAND                           123,000                  23        Fee               11         91         4.99
WATERTOWN               NY

HARBOR PLAZA                         52,000                   7        Fee                8         83         6.44
ASHTABULA               OH

BELPRE PLAZA                         89,000                   8        Leasehold          9         50         3.42
BELPRE                  OH

SOUTHWOOD PLAZA                      83,000                  44        Fee               10         68         3.85
BOWLING GREEN           OH

BRENTWOOD PLAZA                     237,000                  20        Fee               29         93         5.96
CINCINNATI              OH

WESTERN VILLAGE SHOPPING CENTE      139,000                  13        Fee               16        100         7.32
CINCINNATI              OH

SOUTH TOWNE CENTRE                  309,000                  29        Fee               31         95         6.89
DAYTON                  OH

HERITAGE SQUARE                     232,000                  29        Fee               20        100         5.25
DOVER                   OH

FAIRFIELD MALL                       74,000                   9        Fee                8         95         6.15
FAIRFIELD               OH

SILVER BRIDGE PLAZA                 146,000                  20        Fee               14         79         3.16
GALLIPOLIS              OH

SHOPPING CENTER - GENOA              17,000                   2        Fee                5        100         8.34        600,375
GENOA                   OH

PARKWAY PLAZA                       141,000                  12        Fee               16         74         2.88
MAUMEE                  OH

SHOPPING CENTER - MILLERSBURG        17,000                   3        Fee                3         85         7.70
MILLERSBURG             OH

NEW BOSTON SHOPPING CENTER          234,000                  22        Fee               16         99         6.17      9,309,000
NEW BOSTON              OH

MARKET PLACE                        170,000                  18        Fee               12         89         4.55
PIQUA                   OH

CENTRAL AVE MARKET PLACE            157,000                  18        Fee                5        100         3.22
TOLEDO                  OH

SHOPPING CENTER - ANNVILLE           83,000                  15        Fee                1        100         1.49
ANNVILLE                PA

SHOPPING CENTER - HANOVER            87,000                  12        Fee                3         21         2.27
HANOVER                 PA

STONE MILL PLAZA                     95,000                  21        Fee               22         98        10.81
LANCASTER               PA

CROSSROADS PLAZA                    105,000                  14        Fee               12         95         3.26
MT. PLEASANT            PA

JOHN WANAMAKER                      313,000                            Fee       (B)      1        100          .79
PHILADELPHIA            PA

ROOSEVELT MALL NE                   250,000                  36        Leasehold (A)     60         89        22.70
PHILADELPHIA            PA

ROOSEVELT MALL ANNEX                 36,000                            Fee                7         58        27.23
PHILADELPHIA            PA

NORTHLAND CENTER                     94,000                  15        Fee &             18         87         9.64
STATE COLLEGE           PA                                             Leasehold

CONGRESS CROSSING                   172,000                  39        Fee               16         95         6.28
ATHENS                  TN

GREENEVILLE COMMONS                 223,000                  26        Fee               20         95         6.37
GREENEVILLE             TN

KINGS GIANT SHOPPING CENTER         159,000                  18        Leasehold         16         96         3.46
KINGSPORT               TN

GEORGETOWN SQUARE                   104,000                  11        Fee               20         84         8.19
MURFREESBORO            TN

SHOPPING CENTER - COLONIAL HTS       82,000                  10        Fee                0          0         0.00
COLONIAL HEIGHTS        VA

SHOPPING CENTER - HARRISONBURG      119,000                  10        Fee                2         69         1.36
HARRISONBURG            VA

HANOVER SQUARE SHOPPING CENTER      130,000                  14        Fee               23         95        10.31
MECHANICSVILLE          VA

VICTORIAN SQUARE                    271,000                  34        Fee               30         98         8.01
MIDLOTHIAN              VA

SHOPPING CENTER - SPOTSYLVANIA       87,000                   8        Fee                1        100         2.05
SPOTSYLVANIA            VA

RIDGEVIEW CENTRE                    177,000                  30        Fee               16         97         6.47
WISE                    VA

MOUNDSVILLE PLAZA                   143,000                  29        Fee               14         83         4.17
MOUNDSVILLE             WV

GRAND CENTRAL PLAZA                  75,000                   7        Leasehold          7        100         7.72
PARKERSBURG             WV

KMART PLAZA                         102,000                  14        Fee               11         99         4.24
VIENNA                  WV

                                                                                                                      ____________
                                                                 Total Mortgage Payable on Trust  Properties          $ 28,060,067
                                                                                                                      ============

(A)  Lease expires July 1, 2064.
(B)  Tenant has four ten year renewal options at an annual rent of $135,000.
(C)  The lease and the operating sublease expire on April 18, 2012.
(1)  Property purchased after July 31, 1994.
(2)  Includes 28,000 sq. ft. of expansion under construction.
(3)  Includes free standing parcel purchased July 1994 containing 3,000 ft.
(4)  Includes 127,000 sq. ft. of expansion under construction.
(5)  Includes 131,000 sq. ft. of expansion under construction.
(6)  Does not include expansion.

/TABLE

Item 3.   Legal Proceedings

          The Trust is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Trust or its properties, other than routine litigation arising in the ordinary course of business or which is expected to be covered by the Trust's liability insurance.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

Item 5.   Market for the Registrant's Common Equity and
Related Shareholder Matters

     (a)  Market Information

     The following table shows the high and low sales price for the Trust's shares on the New York Stock Exchange, and, prior to June 12, 1986, on the American Stock Exchange, and cash distributions paid for the periods indicated. Figures are adjusted to give effect to a 2-for-1 stock split on February 1, 1983 and a 3-for-2 stock split on April 1, 1986.


Fiscal Year Ended                            Cash Dividends
    July 31,            High        Low      Paid per Share
                       ______    ________    ______________

  1983                 $ 9.50     $ 4.96        $ .51
  1984                   8.50       7.25          .57
  1985                  11.92       7.50          .65
  1986                  14.50      10.00          .73
  1987                  18.38      13.00          .81
  1988                  17.63      10.75          .89
  1989                  17.88      14.38          .97
  1990                  19.13      14.88         1.05
  1991                  21.25      13.75         1.13
  1992                  25.00      19.63         1.21

  1993
  First Quarter         23.13      21.75          .315
  Second Quarter        26.13      22.00          .3175
  Third Quarter         26.38      22.88          .32
  Fourth Quarter        25.00      21.50          .3225
                                                _______
                               TOTAL             1.275
  1994
  First Quarter         26.38      21.50          .3250
  Second Quarter        25.75      21.25          .3275
  Third Quarter         24.25      20.88          .33
  Fourth Quarter        23.63      20.38          .3325
                                                _______
                               TOTAL             1.315


     (b)  Holders

     The approximate number of record holders of the Trust's shares of beneficial interest, no par value, (the only class of common equity) at September 26, 1994 was 11,894.

     (c)  Dividends

     The Trust made distributions to shareholders aggregating $1.315 per share during the fiscal year ended July 31, 1994. Of this distribution, it is estimated that $1.036 will qualify as ordinary income, $.048 will qualify as capital gain distribution and $.231 will qualify as a return of capital.

     The Trust has paid regular and uninterrupted cash distributions on its Shares since it commenced operations as a real estate investment trust in 1972. Since inception, each dividend has either been equal to or greater than the dividend preceding it, and the dividends have been increased in each of the last 61 consecutive quarters.

     The Trust intends to continue to declare quarterly distributions on its Shares. However, no assurances can be made as to the amounts of future distributions since such distributions are subject to the Trust's cash flow from operations, earnings, financial condition, capital requirements and such other factors as the Board of Trustees deems relevant. The principal factors in the determination of the amounts of distributions are the requirements of the Internal Revenue Code of 1986, as amended, that a real estate investment trust must distribute at least 95% of its real estate investment trust taxable income. The amount of cash available for distribution is impacted by capital expenditures to the extent the Trust were to fund such expenditures out of cash from operations.

     The Trust has a Dividend Reinvestment and Share Purchase Plan which allows shareholders to acquire additional Shares by automatically reinvesting distributions. Shares are acquired pursuant to the Plan at a price equal to 95% of the market price of such Shares, without payment of any brokerage commission or service charge. The Plan also allows shareholders to purchase additional Shares on the dividend payment date, at 100% of the average of the high and low sales price of such Shares during the period beginning 30 days prior to, and ending 5 business days prior to, the first business days of January, April, July and October of each year without payment of any brokerage commission or service charge by making optional cash payments. At present, approximately 61% of the Trust's eligible shareholders participate in the Plan, including members of the Newman family and executive officers and trustees of the Trust.

Item 6.   Selected Financial Data

          The financial data included in this table have been selected by the Trust and have been derived from the consolidated financial statements for those years, found under item 14(a) of this Form 10-K.

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES




                                                   Year Ended July 31,
                                                   ___________________
                            1994           1993           1992           1991           1990
                       ____________   ____________   ____________   ____________   ____________
Revenue                $100,954,515   $ 76,308,770   $ 64,692,214   $ 57,382,815   $ 54,123,451

Operating
 Expenses                46,913,963     31,400,256     22,740,759     20,272,866     20,380,423
                       ____________   ____________   ____________   ____________   ____________
                         54,040,552     44,908,514     41,951,455     37,109,949     33,743,028

Gains on sales
of properties and
securities, net             989,867        939,878     10,063,729      4,789,498      3,262,075
                       ____________   ____________   ____________   ____________   ____________

                         55,030,419     45,848,392     52,015,184     41,899,447     37,005,103

Other
 deductions               2,713,163      2,619,754      2,569,531      2,021,446      1,958,450
                       ____________   ____________   ____________   ____________   ____________

Net income             $ 52,317,256   $ 43,228,638   $ 49,445,653   $ 39,878,001   $ 35,046,653
                       ============   ============   ============   ============   ============

Total assets           $616,992,574   $534,247,738   $530,827,411   $461,912,655   $307,678,178
                       ____________   ____________   ____________   ____________   ____________

Long term
 obligations           $ 28,060,067   $ 23,321,235   $ 17,830,701   $ 18,867,701   $ 22,938,488
                       ____________   ____________   ____________   ____________   ____________

Net income
per share              $       1.06   $        .89   $       1.08   $       1.05   $       1.01
                       ____________   ____________   ____________   ____________   ____________

Distributions per
share                  $      1.315   $      1.275   $       1.21   $       1.13   $       1.05
                       ____________   ____________   ____________   ____________   ____________

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

(a)  Liquidity and Capital Resources

     At July 31, 1994 the Trust had approximately $3.1 million in available cash and cash equivalents, $6.3 million in marketable securities and $22.9 million in mortgages receivable. These assets, which total $32.3 million, decreased $142.1 million from the level of a year ago because of the Trust's ongoing acquisition program. In addition, the Trust in December 1993, put in place an unsecured revolving credit facility which provides for borrowings of up to $65 million. Subsequent to July 31, 1994 the credit facility was increased to $100 million.

     Revenues, net income, and funds from operations were at all-time highs.

     Debt at July 31, 1994 consisted of approximately $28.1 million of mortgages payable with a weighted average interest cost of 9.4% and a $7.5 million note payable which represents a draw against the unsecured $65 million credit facility. The increase in mortgages payable was the net result of the assumption of a mortgage in connection with the acquisition of a factory outlet center and the repayment of certain high interest mortgages. Other liabilities increased primarily because of increases in real estate and other taxes payable, deposits payable and accounts payable. These increases are attributable to the larger property portfolio. Short-term debt consists of the note payable, the current portion of mortgages payable and normal trade payables.

     During the year, the Trust issued three million shares of beneficial interest. The net proceeds of approximately $63 million were used to pay for property acquisitions, and repayment of the then outstanding balance on the credit facility.

     Over the past three fiscal years, $33.6 million of funds were provided from the dividend reinvestment program. During 1994, the Trust made distributions of $64.7 million to shareholders, paid $196.5 million to acquire 25 properties and invested $23 million in improvements and expansions to properties.

     Other sources of funds are available to the Trust. Based on management's internal valuation of the Trust's properties, including properties which are free and clear of mortgages, the estimated value is considerably in excess of the outstanding mortgage indebtedness totalling $28.1 million. Accordingly, management believes that substantial potential exists for additional mortgage financing as well as unsecured borrowing capacity from banks and other lenders.

(b)  Results of Operations

     1994 Versus 1993

     In fiscal 1994, total revenues increased $24.7 million to $101 million. Rental income and related revenues increased $31.1 million to $96.4 million. The rental income increase came from properties in the portfolio which were acquired in fiscal 1994 or were owned for less than a full year in 1993, as well as from properties owned prior to fiscal 1993.

     Interest and dividend income declined $6.4 million because of lower investment balances. Balances were lower because of the use of funds for property acquisitions.

     Operating expenses increased $15.5 million to $46.9 million. Operating costs, real estate taxes and depreciation and amortization increased primarily because of property acquisitions. Interest expense increased because of higher outstanding mortgage payable balances and the use of the Trust's unsecured credit facility. The increase in the provision for doubtful accounts was mostly due to recoveries in 1993 which did not recur in 1994. In 1993 the Trust had bad debt recoveries of $651,000 versus $250,000 in 1994.

     Administrative expenses increased due to higher personnel and travel costs associated with our larger property portfolio.

     Income before gains on sales of properties and securities increased $9 million to $51.3 million. During the year, most of the Greenville Shopping Center, located in Greenville, North Carolina, was sold. Net income increased $9.1 million to $52.3 million and earnings per share increased to $1.06 from $.89.

     During fiscal 1994 dividends declared and paid were $1.315 per share, a $.04 per share increase over the preceding fiscal year.

     1993 versus 1992

     In fiscal 1993 total revenues increased $11.6 million to $76.3 million. Rental income and related revenues increased $17.7 million to $65.3 million. Increases from properties in the Trust's portfolio for less than a full year in either 1993 or 1992 were partially offset by reductions from a shopping center that was sold in fiscal 1992 and because of one-time receipts of revenue in 1992 that did not recur in 1993.

     Interest and dividend income declined $6.1 million to $11 million. The decrease was due to lower average invested balances and lower average yields. Investment balances were lower because of the use of funds for property acquisitions and improvements. Lower yields are a reflection of the overall market decline in interest rates.

     Operating expenses increased $8.7 million to $31.4 million. Operating costs, real estate and other taxes and depreciation and amortization increased primarily because of property acquisitions. Interest on mortgages and notes declined as a result of the prepayment of mortgages in the first half of the year and the increase in mortgage indebtedness at the lower interest rates in the latter part of fiscal 1993. The increase in the provision for doubtful accounts was partially offset by recoveries of $651,000. In 1992 the Trust had recoveries of doubtful accounts of $305,000.

     Administrative expenses increased due to higher personnel costs, professional fees and shareholder reporting costs.

     There were no property sales in fiscal 1993 which was the primary reason for the reduction of $9.1 million in gains from asset sales.

     Income before gains on sales of properties increased $2.9 million. Net income declined $6.2 million because of non-recurring gains from the sale of assets in 1992 in the amount of $9.7 million. Accordingly, earnings per share declined to $.89 for the same reason.

     For the fiscal year ended July 31, 1993, dividends declared and paid were $1.275 per share, a 5.4% increase over the preceding fiscal year.

     1992 versus 1991

     In fiscal 1992 total revenues increased by $7.3 million to $64.7 million. Rental income and related revenues increased $6.2 million. Of this increase, $4.8 million is from properties which were in the Trust's portfolio for less than a full year in either 1992 or 1991 (net of the sale of shopping centers). The revenue from properties in the Trust's portfolio for at least a full year increased $2.1 million. As a result of a tenant's Chapter 11 bankruptcy filing and subsequent lease termination, revenue declined $672,000. Interest and dividend income increased $1.1 million to $17.1 million. The increase in income resulting from a higher investment base was partially offset by lower yields.

     Operating expenses increased $2.5 million to $22.7 million.
Operating costs, depreciation and amortization and taxes increased primarily because of the acquisition of new properties. Interest on mortgages decreased due to reductions in outstanding mortgage balances in the second half of fiscal 1991 and the first six months of fiscal 1992.

     Other expenses increased $548,000 to $2.6 million. Of this increase, $399,000 was due to discounts received from the prepayment of mortgages in 1991 which did not recur in 1992. Administrative expenses increased as a result of higher costs associated with the management of an increased number of properties.

     During the year ended July 31, 1992 the Trust sold Newdon Plaza in New City, New York, a 105,000 square foot shopping center, and a 100,400 square foot shopping center in Hickory, North Carolina. The gain on the sales was $9.7 million. Sales of securities during the current year resulted in a net gain of $382,000 compared to $368,000 in 1991.

     Income before gains on the sale of properties and securities increased $4.3 million to $39.4 million, an increase of 12.2%. Net income rose 24% to $49.4 million and earnings per share increased $.03 to $1.08 on an increased number of average shares outstanding.

     For the fiscal year ended July 31, 1992, dividends declared and paid were $1.21 per share, a 7.1% increase over the fiscal year ended July 31, 1991.


Item 8.   Financial Statements and Supplementary Data

     The response to this item is included in a separate section at the end of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                 PART III

Item 10.       Trustees and Executive Officers of the Trust

     Item 10 is incorporated herein pursuant to General Instruction G to this Form 10-K by reference to Registrant's definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

Executive Officers of the Trust

     The executive officers of the Trust and their principal occupations are as follows:

       Name                Age
       ____                ___

William Newman. . . . . . . 68 Chairman of the Board and Chief Executive
  Chairman of the              Officer of the Trust since its
  Board of Trustees and        organization in 1972, President of the
  Chief Executive Officer      Trust from 1972 to 1988 and President of
                               the Trust's corporate predecessor from
                               1962 to 1972; formerly Chairman of
                               National Association of Real Estate
                               Investment Trusts; active in real estate for more than 40 years.

Arnold Laubich . . . . . .  64 President and Chief Operating Officer and
  President, Chief             Trustee of the Trust since August 1, 1988;
  Operating Officer            President of Dover Management Corp. (which
  and Trustee                  managed the Trust's properties) from 1972
                               to 1988; Senior Vice President of the
                               Trust's predecessor from 1962 to 1972.

James M. Steuterman . . . . 38 Property acquisition officer for the Trust
  Executive Vice President     since 1984; elected Vice President in
   and Trustee                 1988; Senior Vice President and Trustee
                               from 1990 to 1994; Executive Vice
                               President since October 1994.

Dean Bernstein  . . . . . . 36 Vice President - Acquisition and Finance
  Vice President -             since October 1994; Vice President and
  Administration and           Trustee since 1992; Assistant Vice
  Finance and Trustee          President from 1991 to 1992; previously a
                               Vice President in the Real Estate Group at
                               Chemical Bank for three years.

William Kirshenbaum . . . . 58 Vice President of the Trust since 1981;
  Vice President,              Treasurer since 1983.
  Treasurer

Leonard N. Cancell. . . . . 61 Senior Vice President of the Trust since
  Senior Vice President -      August 1, 1988; Senior Vice President of
  Operations                   Dover Management from 1972 to 1988;
                               employee of the Trust's predecessor from 1964 to 1972.

Michael I. Brown. . . . . . 52 Chief Financial Officer since 1991;
  Chief Financial Officer      Controller of the Trust since 1987.
  and Controller

Irwin E. Kwartler . . . . . 68 Vice President of the Trust since 1982;
  Vice President               previously, National Sales Manager,
                               Kimball Division of Litton Industries.

Steven F. Siegel. . . . . . 34 General Counsel and Secretary of the Trust
  General Counsel              since October 1991; formerly an associate
  and Secretary                in the law firm of Miro, Miro & Weiner for
                               six years.

Joseph Bosco. . . . . . . . 45 Vice President of the Trust since 1993;
  Vice President -- Apartment  employee of the Trust since 1983.
  Operations


Item 11.       Executive Compensation

     Item 11 is incorporated herein pursuant to General Instruction G to this Form 10-K by reference to Registrant's definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management

     Item 12 is incorporated herein pursuant to General Instruction G to this Form 10-K by reference to Registrant's definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

Item 13.       Certain Relationships and Related Transactions

     Item 13 is incorporated herein pursuant to General Instruction G to this Form 10-K by reference to Registrant's definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

                                  PART IV

Item 14. Exhibits, Consolidated Financial Statements, Consolidated Financial Statement Schedules, and Reports on Form 8-K

      (a)  Consolidated Financial Statements.   The following documents
are filed as a part of
this report:

      The response to this portion of Item 14 is submitted as a separate section of this report.

      (b)  Reports on Form 8-K.

          1. Form 8-K dated May 20, 1994 and Form 8-K/A Amendment No. 1 dated June 10, 1994. These reports contained Items 2 and 7.

          2. Form 8-K/A Amendment No. 1 dated May 27, 1994 amending Form 8-K filed April 7, 1994. This report contained Item 7.

          3. Form 8-K/A Amendment No. 2 dated July 6, 1994 amending Form 8-K/A Amendment No. 1 dated June 10, 1994. This report contained Item 7.

          4. Form 8-K dated July 14, 1994 and Form 8-K/A Amendment No. 1 dated September 1, 1994. This report contained Items 2 and 7.

      (c)  Exhibits.   The following exhibits are filed as exhibits to
this Form:

       *3.1 Amendment #4 dated December 6, 1972 to Declaration of Trust (amending Declaration of Trust in its entirety) filed as
               Exhibit 3.1(d) to Registration Statement No. 2-45633.

       *3.2 Amendment #5 dated December 12, 1972 to Declaration of Trust filed with Registrant's Form 10-K for the fiscal year ended July 31, 1973.

       *3.3 Amendment #6 dated December 13, 1979 to Declaration of Trust and filed as Appendix A to Registrant's Proxy Statement dated November 19, 1979 with respect to annual meeting of shareholders on December 13, 1979.

       *3.4 Amendment #7 dated July 9, 1981 to Declaration of Trust and filed as an appendix to Registrant's Proxy Statement dated June 1, 1981 with respect to a special meeting of shareholders on July 9, 1981.

       *3.5 Amendment #8 dated December 15, 1982 to Declaration of Trust and filed as Appendix A to Registrant's Proxy Statement dated November 15, 1982 with respect to annual meeting of shareholders held December 15, 1982.

       *3.6 Amendment #9 dated December 10, 1985 to Declaration of Trust and filed as Appendix A to Registrant's Proxy Statement dated November 15, 1985 with respect to annual meeting of shareholders held December 10, 1985.

       *3.7 Amendment #10 dated December 14, 1987 to Declaration of Trust and filed as Appendix A to Registrant's Proxy Statement dated November 2, 1987 with respect to annual meeting of shareholders held December 14, 1987.

       *9.1 Agreement dated February 26, 1979 among William Newman, Joseph Newman and Melvin Newman filed as Exhibit 9 to Registration Statement No. 2-63669.

       *9.2 Agreement dated December 17, 1981 between New Plan Realty Trust and Merchant Navy Officers Pension Fund Trustees Limited filed as Exhibit 9.1 to Post Effective Amendment No. 2 to Registration Statement 2-69682.


       *9.3 Debenture Purchase Agreement and Amendment to Exhibits 9.2 and 9.3 herein filed as Exhibit 9.4 to Registration Statement 2-81432.

       *9.4 Share Purchase Agreement between New Plan Realty Trust, Merchant Navy Officers Pension Fund Trustees Limited filed as Exhibit 9.5 to Registration Statement No. 2-90107.

        9.5 Purchase Agreement dated December 18, 1990 between New Plan Realty Trust and Beleggingsmaatschappij Midas B.V.

      *10.1 Lease dated January 30, 1964 between John Hancock Mutual Life Insurance Company and Roosevelt Mall Northeast, Inc. filed as Exhibit 12.4(a) to Registration Statement No. 2-45633 (Registrant's leasehold interest in the Roosevelt Mall Shopping Center).

       10.2 Revolving Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of December 30, 1993.

       10.3 Amendment No. 1 to Revolving Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of Decembdr 30, 1993.

       22      Subsidiaries of the Registrant.


       23 Consents required with respect to material incorporated by reference in a previously filed Registration Statement.

      (d)      Financial Statement Schedules.   The following documents
are filed as a part of this report:

      The response to this portion of Item 14 is submitted as a separate section of this report.
______________________________
  *Incorporated herein by reference as above indicated.

                                SIGNATURES
                                __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEW PLAN REALTY TRUST
                                              (Registrant)

                                            By:/s/ William Newman
                                               ________________________
                                               William Newman
                                               Chief Executive Officer
Dated:  October 14, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

       Signature               Title                         Date
       _________               _____                         ____

/s/ William Newman      Chief Executive Officer          October 14, 1994
_____________________    and Trustee
William Newman

/s/ Arnold Laubich      President, Chief Operating       October 14, 1994
_____________________   Officer and Trustee
Arnold Laubich

/s/ Michael I. Brown    Chief Financial Officer and      October 14, 1994
_____________________    Chief Accounting Officer,
Michael I. Brown         Controller


/s/ James M. Steuterman Executive Vice President         October 14, 1994
_____________________    and Trustee
James M. Steuterman

/s/ Dean Bernstein      Vice President - Administration  October 14, 1994
_____________________    and Finance and Trustee
Dean Bernstein

/s/ Melvin Newman       Trustee                          October 14, 1994
_____________________
Melvin Newman

                        Trustee                          _________, 1994
_____________________
Norman Gold

                        Trustee                          _________, 1994
_____________________
Raymond H. Bottorf

                        Trustee                          _________, 1994
_____________________
John Wetzler

                        Trustee                          _________, 1994
_____________________
Gregory White

                        ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2), AND (d)

                LIST OF CONSOLIDATED FINANCIAL STATEMENTS,
                          SUPPLEMENTARY DATA AND
                CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                             CERTAIN EXHIBITS

                         YEAR ENDED JULY 31, 1994

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES

                            NEW YORK, NEW YORK

                      Form 10-K Item 14(a)(1) and (2)
                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


The following financial statements of the Registrant are included in Item
8:

Independent Accountant's Report  . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets as of July 31, 1994 and 1993 . . . . . .  F-3

Consolidated Statements of Income for the years
  ended July 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended July 31, 1994, 1993 and 1992 . . . . . . . . .  F-6

Consolidated Statements of Cash Flows for the years
  ended July 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . .  F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . .  F-8

The following financial statement information and schedules of the Registrant are included in Item 14(d):

Schedules
_________

II    -   Amounts Receivable from Related Parties and Underwriters,
          Promoters and Employees other than Related Parties . . . .  F-17

VIII  -   Valuation and Qualifying Accounts. . . . . . . . . . . . .  F-21

IX    -   Short-Term Borrowings. . . . . . . . . . . . . . . . . . .  F-22

X     -   Supplementary Income Statement Information . . . . . . . .  F-23

XI    -   Real Estate and Accumulated Depreciation . . . . . . . . .  F-24

XII   -   Mortgage Loans on Real Estate. . . . . . . . . . . . . . .  F-31

All other schedules for which provision is made in the applicable account regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Trustees and Shareholders
of New Plan Realty Trust


We have audited the consolidated financial statements and financial statement schedules of New Plan Realty Trust and Subsidiaries listed in
Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Plan Realty Trust and Subsidiaries as of July 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                         COOPERS & LYBRAND L.L.P.



New York, New York
September 23, 1994

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          JULY 31, 1994 and 1993


              ASSETS:                    1994                1993
                                      ____________        ____________

Real estate, at cost
 (Notes A and E)
 Land                                 $111,670,790        $ 74,048,988
 Buildings and improvements            509,671,528         314,178,925
                                      ____________        ____________
                                       621,342,318         388,227,913

 Less accumulated depreciation
  and amortization                      49,101,916          38,183,206
                                      ____________        ____________
                                       572,240,402         350,044,707

Cash and cash equivalents
 (Note A)                                3,115,982         102,312,407

Marketable securities
 (Notes A and B)                         6,292,596          47,988,162

Mortgages and notes receivable
 (Note C)                               22,909,676          24,135,327

Receivables
 Trade and notes, net of allowances
  for doubtful accounts (1994 -
  $2,331,500; 1993 - $2,226,000)
  (Note A)                               6,289,709           3,903,543
  Other (Note D)                         1,628,367           1,916,381
Prepaid expenses and deferred
 charges                                 2,428,510           1,464,445
Other assets                             2,087,332           2,482,766
                                      ____________        ____________

      TOTAL ASSETS                    $616,992,574        $534,247,738
                                      ============        ============



See notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          JULY 31, 1994 and 1993

LIABILITIES:                             1994                1993
                                      ____________        ____________

Mortgages payable (Note E)             $28,060,067        $ 23,321,235
Note Payable (Note E)                    7,500,000               - - -
Other liabilities (Note F)              13,665,494           8,807,875
Tenants' security deposits               2,274,229           1,547,700
                                      ____________        ____________

     TOTAL LIABILITIES                  51,499,790          33,676,810
                                      ____________        ____________

COMMITMENTS AND CONTINGENCIES
 (NOTES G, H, I, J, and O)                - - -               - - -

SHAREHOLDERS' EQUITY:
Preferred shares, par value
 $1.00, authorization limited
 to 1,000,000 shares; none
 issued                                   - - -               - - -

Shares of beneficial interest
 without par value, unlimited
 authorization; issued and out-
 standing (1994 - 52,594,161;
 1993 - 48,956,564) (Note H)           609,067,613         530,900,723

Less loans receivable for the
 purchase of shares of
 beneficial interest (Note H)            3,630,421           2,761,098
                                      ____________        ____________
                                       605,437,192         528,139,625

Less distributions in excess of net
 income                                 39,944,408          27,568,697
                                      ____________        ____________

   TOTAL SHAREHOLDERS' EQUITY          565,492,784         500,570,928
                                      ____________        ____________

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                               $616,992,574        $534,247,738
                                      ============        ============



See notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED JULY 31, 1994, 1993 AND 1992



                                      1994          1993         1992
                                  ____________ _____________ ____________

Revenues:
 Rental income and
  related revenues
  (Notes A and K)                 $ 96,384,232  $ 65,307,505 $ 47,595,427
 Interest and dividend
  income (Notes B and C)             4,570,283    11,001,265   17,096,787
                                  ____________  ____________ ____________

                                   100,954,515    76,308,770   64,692,214
                                  ____________  ____________ ____________

Operating Expenses:
 Operating costs                    21,982,525    14,325,052    9,981,576
 Leasehold rent (Note J)               588,174       437,257      373,396
 Real estate and
  other taxes                        9,560,719     7,048,905    5,266,323
 Interest expense                    2,288,633     1,386,151    1,526,554
 Depreciation and
  amortization                      11,342,009     7,574,387    5,051,225
 Provision for doubtful
  accounts                           1,151,903       628,504      541,685
                                  ____________  ____________ ____________

Total operating expenses            46,913,963    31,400,256   22,740,759
                                  ____________  ____________ ____________

                                    54,040,552    44,908,514   41,951,455

Other Expenses:
 Administrative expenses             2,713,163     2,619,754    2,569,531
                                  ____________  ____________ ____________


Income Before Gain on Sale of
 Properties and Securities:         51,327,389    42,288,760   39,381,924

  Gain on sale of properties           459,792         ---      9,681,857
  Gain on sale of securities, net      530,075       939,878      381,872
                                  ____________  ____________ ____________

                                       989,867       939,878   10,063,729
                                  ____________  ____________ ____________

Net Income                         $52,317,256  $ 43,228,638 $ 49,445,653
                                  ============  ============ ============

Net Income Per Share
  (Note A)                         $      1.06  $        .89 $       1.08
                                  ============  ============ ============



See notes to consolidated financial statements.

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      FOR THE YEARS ENDED JULY 31, 1994, 1993 and 1992 (Note H)

                                                                                          Undistributed
                                         Number of                  Loans Receivable      Net Income
                                         Shares of    Shares of     for the Purchase      (Distribution       Total
                                         Beneficial   Beneficial      of Shares of        in Excess of        Shareholders'
                                          Interest     Interest     Beneficial Interest     Net Income)          Equity
                                        ___________   ____________  ___________________   _____________       _____________
Balance at July 31, 1991                 44,491,319   $442,028,171       ($1,714,587)       ($3,107,328)       $437,206,256
Net income                                                                                   49,445,653          49,445,653
Distributions ($1.21 per share)                                                             (55,173,116)       ($55,173,116)
Sale of shares under Dividend
  Reinvestment Plan                         413,549      8,318,254                                                8,318,254
Issuance of shares pursuant to
  a public offering                       3,320,900     65,867,813                                               65,867,813
Repayment of loans receivable
  for purchase of shares                                                      97,608                                 97,608
Loans receivable for the
  purchase of shares                                                      (1,444,127)                            (1,444,127)
Stock options exercised                     158,800      2,020,863                                                2,020,863
                                        ___________   ____________      ____________       ____________        ____________
Balance at July 31, 1992                 48,384,568    518,235,101        (3,061,106)        (8,834,791)        506,339,204

Net income                                                                                   43,228,638          43,228,638
Distributions ($1.275 per share)                                                            (61,962,544)        (61,962,544)
Sale of shares under Dividend
  Reinvestment Plan                         508,356     11,742,180                                               11,742,180
Repayment of loans receivable
  for purchase of shares                                                     619,321                                619,321
Loans receivable for the
  purchase of shares                                                        (319,313)                              (319,313)
Stock options exercised                      63,640        923,442                                                  923,442
                                        ___________   ____________      ____________       ____________        ____________
Balance at July 31, 1993                 48,956,564    530,900,723        (2,761,098)       (27,568,697)        500,570,928

Net Income                                                                                   52,317,256          52,317,256
Distributions ($1.315 per share)                                                            (64,692,967)        (64,692,967)
Sale of shares under Dividend               610,437     13,551,244                                               13,551,244
  Reinvestment Plan
Issuance of shares pursuant to            3,000,000     64,115,000                                               64,115,000
  a public offering
Repayment of loans receivable                                                288,522                                288,522
  for purchase of shares
Loans receivable for the
  purchase of shares                                                      (1,157,845)                            (1,157,845)
Stock options exercised                      27,160        500,646                                                  500,646
                                        ___________   ____________      ____________       ____________        ____________
  Balance at July 31, 1994               52,594,161   $609,067,613     ($  3,630,421)      ($39,944,408)       $565,492,784
                                        ===========   ============      ============       ============        ============


See notes to consolidated financial statements.

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE YEARS ENDED JULY 31, 1994, 1993 AND 1992
                                                              (NOTE N)

                                                          1994                1993               1992
                                                      _____________       _____________      ______________
OPERATING ACTIVITIES
 Net Income                                             $52,317,256         $43,228,638        $ 49,445,653
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization                       11,342,009           7,574,387           5,051,225


                                                         63,659,265          50,803,025          54,496,878

   Gain on sale of properties                              (459,792)             --              (9,681,857)
   Gain on sale of securities, net                         (530,075)           (939,878)           (381,872)
   Changes in operating assets and
     liabilities, net
    Increase in trade and notes receivable               (2,491,666)         (1,545,491)         (1,857,162)
    Decrease/(increase) in other receivables                288,014            (113,864)            685,903
    Increase in allowance for
      doubtful accounts                                     105,500             704,200             597,800
    Increase in other liabilities                         1,444,619           1,001,889             731,639
    Decrease/(increase) in net sundry
      assets and liabilities                                 54,594          (1,427,639)           (393,368)
                                                       ____________        ____________        ____________

   NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                          62,070,459          48,482,242          44,197,961
                                                       ____________        ____________        ____________

INVESTING ACTIVITIES

 Sales of marketable securities                          43,524,412          26,308,833          82,257,803
 Purchases of marketable securities                      (1,298,479)        (31,080,426)        (38,916,612)
 Net proceeds from the sale of properties                 1,998,194              ---              2,532,094
 Purchase and improvement of properties                (219,541,405)        (72,779,408)       (120,867,225)
 Repayment of/(investment in)
   mortgage notes receivable                              1,225,651           9,564,717          (2,886,940)
                                                       ____________        ____________        ____________


   NET CASH USED IN INVESTING ACTIVITIES               (174,091,627)        (67,986,284)        (77,880,880)
                                                       ____________        ____________        ____________

FINANCING ACTIVITIES

 Distributions to shareholders                          (64,692,967)        (61,962,544)        (55,173,116)
 Issuance of shares of beneficial interest
   pursuant to dividend reinvestment plan                13,551,244          11,742,180           8,318,254
 Issuance of shares of beneficial interest
   pursuant to a public offering/private
   placement, net of loans receivable and
   offering costs                                        62,957,155              ---             65,177,436
 Issuance of shares of beneficial interest
   upon exercise of stock options, net of
   loans receivable in 1993 and 1992                        500,646             604,129           1,267,113
 Proceeds from short-term borrowings                     47,500,000              ---                 ---
 Repayment of short-term borrowings                     (40,000,000)             ---                 ---
 Principal payments on mortgages                           (325,769)           (993,671)         (1,287,360)
 Repayment of mortgages                                  (6,954,088)         (5,238,360)         (3,755,090)
 Redemption of debentures                                    ---                 ---               (970,000)
 Repayment of loans receivable for the purchase
   of shares of beneficial interest                         288,522             619,321              97,608
                                                       ____________        ____________        ____________


NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES      12,824,743         (55,228,945)         13,674,845
                                                       ____________        ____________        ____________


DECREASE IN CASH AND CASH EQUIVALENTS                   (99,196,425)        (74,732,987)        (20,008,074)

 Cash and cash equivalents at beginning of year         102,312,407         177,045,394         197,053,468
                                                       ____________        ____________        ____________


     CASH AND CASH EQUIVALENTS AT END OF YEAR          $  3,115,982        $102,312,407        $177,045,394
                                                       ============        ============        ============


See notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JULY 31, 1994

Note A - Summary Of Significant Accounting Policies

      Organization And Income Taxes

      New Plan Realty Trust was organized July 31, 1972 as a Massachusetts Business Trust.

      New Plan Realty Trust and subsidiaries (the "Trust") has elected to be taxed as a Real Estate Investment Trust ("REIT") under the provisions of the Internal Revenue Code. Accordingly, the Trust does not pay Federal income tax on income as long as income distributed to shareholders is at least equal to real estate investment trust taxable income. Further, the Trust pays no Federal income tax on capital gains distributed to shareholders. The Trust may be subject to tax by certain states that do not recognize the REIT. These taxes have been included in real estate and other taxes.

      Basis of Consolidation

      The consolidated financial statements include the accounts of New Plan Realty Trust and its wholly owned qualified REIT subsidiaries. All significant intercompany transactions and balances have been eliminated.
      Real Estate

      Real estate is carried at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is calculated on the straight-line method based on the estimated useful lives of the assets ranging from 5 to 40 years. Amortization is calculated on a straight-line basis over the shorter of the life of the lease or the estimated useful life of the asset.

      The Trust records sales when, among other criteria, the parties are bound by the terms of a contract, all consideration has been exchanged and all conditions precedent to closing have been performed. These conditions are usually met at the time of closing.

      The cost and related accumulated depreciation of assets sold are removed from the respective accounts and any gain or loss is recognized in income.
      Cash Equivalents

      Cash equivalents consist of short-term, highly liquid debt instruments with maturities of three months or less at the date of purchase. Items classified as cash equivalents include: a Eurodollar certificate of deposit, insured bank certificates of deposit and commercial paper.

      The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments.

      At times cash balances at a limited number of banks may exceed insurable amounts. The Trust believes it mitigates its risks by investing in or through major financial institutions.
      Recoverability of investments is dependent upon the performance of the issuer.

      Marketable Securities And Other Investments

      Equity securities are carried at the lower of cost or market while debt securities are carried at cost. In connection with the sale of marketable securities and other investments, the cost basis is determined by using a weighted average method. Sales are recorded at trade date.

      Revenue Recognition

      Lease agreements between the Trust and retail tenants generally provide for additional rentals based on such factors as percentage of tenants' sales in excess of specified volumes, increases in real estate taxes, increases in Consumer Price Indices and common area maintenance charges. These additional rentals are generally included in income when reported to the Trust or when billed to tenants.

      The Trust recognizes rental income from leases with scheduled rent increases on a straight-line basis over the lease term. Deferred rent receivable, included in trade and notes receivable, represents the difference between the straight-line rent and amounts currently due.

      Concentration of Credit Risk

      No tenant or single property accounts for more than 10% of the Trust's revenues.

      Net Income Per Share

      Net income per share is calculated using a weighted average number of shares outstanding during each year: 1994 - 49,501,984 shares; 1993 - 48,838,346 shares; 1992 - 45,970,728 shares.

Note B - Marketable Securities

      The aggregate cost and market value of marketable securities at July 31 is as follows:

                                        1994                            1993
                                 Cost         Market Value      Cost          Market Value
                              __________      ____________   ___________      ____________

          Insured bank
            certificates of
            deposit           $  695,000       $  695,000    $ 7,922,103        $ 7,922,103
          Equity securities      977,061        1,908,789      1,150,728          2,170,014
          Debt securities      4,620,535        3,876,972     38,915,331         38,371,538
                              __________       __________    ___________        ___________

                              $6,292,596       $6,480,761    $47,988,162        $48,463,655
                              ==========       ==========    ===========        ===========





At July 31, 1994, gross unrealized gains and gross unrealized losses were $932,897 and $744,732 respectively.


The market value of marketable securities is based on quoted market prices as of July 31, 1994.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which is effective for fiscal years beginning after December 15, 1993. The Trust has analyzed the impact of the standard and does not believe SFAS 115 will have a significant effect on its financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JULY 31, 1994

Note C - Mortgages & Notes Receivable

                                                 July 31,
                                        1994               1993

10% purchase money first
  mortgage collateralized by a
  shopping center in Connellsville,
  Pennsylvania, due July 31, 1995     $6,200,000         $6,200,000

9.875% purchase money first
  mortgage collateralized by
  a shopping center in
  Whitesboro, New York, due
  July 25, 1996                        4,610,000          4,610,000

9.375% purchase money first mortgage,
  collateralized by a shopping
  center in New City, New York,
  due July 27, 1997                   10,350,000         10,350,000

12% leasehold mortgage
  collateralized by a tenant
  lease, principal and
  interest payable monthly,
  due June 1, 2011                       953,743            970,327

10.5% second mortgage
  collateralized by a shopping
  center in Hartsdale, New York,
  due February 1, 1999                   500,000             _

9.5% purchase money first mortgage,
  collateralized by a shopping
  center in Hartsdale, New York,
  due January 18, 1994                     -            $ 2,005,000

11.5% note collateralized by a
  tenant lease, principal and
  interest payable monthly,
  due April 30, 2004                     295,933              -
                                     ___________        ___________

                                     $22,909,676        $24,135,327
                                     ===========        ===========

           The fair value of mortgages receivable collaterized by real property is estimated based on discounting the future cash flows at a year-end risk adjusted lending rate that the Trust would utilize for loans of similar risk and duration. The aggregate fair value of the mortgages receivable approximates the carrying value as of July 31, 1994 and 1993.

           The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard 114, "Accounting by Creditors for Impairment of a Loan," which is effective for fiscal years beginning after December 15, 1994. The Trust has analyzed the impact of this standard and does not believe it will have an effect on its financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JULY 31, 1994


Note D - Other Receivables
                                                 July 31,
                                                 ________
                                         1994               1993
                                       _________          _________

Interest and dividends                 $ 405,359          $ 964,130
Notes receivables                        410,000               --
Due from officers, trustees and
  employees (1)                          499,409            570,320
Miscellaneous receivables                313,599            381,931
                                      __________         __________
                                      $1,628,367         $1,916,381
                                      ==========         ==========

(1) Amounts, which are interest bearing, are either due on demand or have scheduled maturities.


Note E - Mortgages and Note Payable

Mortgages are collateralized by real property with a carrying value of approximately $82,535,000 before accumulated depreciation and amortization. As of July 31, 1993, mortgages payable bear interest at rates ranging from 6.53% to 10.75%, having a weighted average rate of 9.4% per annum and mature from 1996 to 2001.

Scheduled principal payments during each of the next five fiscal years and thereafter are approximately as follows:

           Year Ending July 31,        Amount
           ____________________        ______

                  1995              $   329,309
                  1996               14,704,963
                  1997                  304,263
                  1998                3,088,024
                  1999                  375,555
                                    ___________
                  Thereafter          9,257,953

                    Total           $28,060,067
                                    ===========

The fair value of mortgages payable collateralized by real property is estimated based on discounting the future cash flows at a year-end borrowing rate which reflects the risk associated with mortgages of similar risk and duration. Certain other mortgages require the payment of interest only at a rate that follows certain short-term interest rate statistics such as treasury and prime rates and are therefore considered to be at fair value. The aggregate fair value of mortgages payable approximates the carrying value as of July 31, 1994.

On December 30, 1993 the Trust entered into a 364 day unsecured revolving credit facility providing for borrowings of up to $65 million, of which $7.5 million was outstanding at July 31, 1994. At the time of borrowing the Trust can choose from three interest rate options and several repayment options varying from one to twelve months. At July 31, 1994, the interest rate on the outstanding note payable under the credit facility was 5.125%.

There are restrictive covenants that place a ceiling on total indebtedness of the lesser of 50% of tangible net worth or $250,000,000, a ceiling on mortgage indebtedness of $105,000,000, a minimum interest coverage ratio of 2.5 to 1 and a minimum tangible net worth of $400,000,000. The fair value of the note payable to the bank under the credit facility approximates the carrying value as of July 31, 1994 as the rate on the credit facility is an adjustable market rate.

The Trust has available approximately $1,008,000 of an unused letter of credit as of July 31, 1994.

Interest costs capitalized for the years ended July 31, 1994 and 1993, were approximately $586,000 and $239,000, respectively. Interest paid for the years ended July 31, 1994, 1993 and 1992 was $2,875,000, $1,608,000
and $1,528,000, respectively.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JULY 31, 1994


Note F - Other Liabilities

                                                 July 31,
                                                 ________
                                         1994               1993
                                      __________         __________
Construction costs payable            $3,413,000         $2,253,822
Accounts payable                       1,404,778            741,388
Real estate taxes payable              2,761,299          1,681,207
State and local taxes payable          2,232,311          1,776,079
Interest payable                           --                12,995
Amounts due seller of property           157,433            175,695
Accrued costs associated with sale
  of shares of beneficial interest       311,742               --
Professional fees and costs              595,714            409,299
Deposits                                 550,000               --
Acquisition Costs                        249,410               --
Other                                  1,782,793          1,574,863
Deferred rent expense                    207,014            182,527
                                     ___________         __________

                                     $13,665,494         $8,807,875
                                     ===========         ==========


Note G - Retirement Plan

      The Trust, effective August 1, 1989, implemented a Retirement Savings Plan (the "Savings Plan"). Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Trust may, at the discretion of the Board of Trustees, make a voluntary contribution to the Savings Plan. For the years ended July 31, 1994, 1993 and 1992, the Trust's contribution expense for the Savings Plan was $135,000, $123,000 and 87,000,
      respectively.


Note H - Shares Of Beneficial Interest

      The Trust has a Dividend Reinvestment and Share Purchase Plan (the "Plan") whereby shareholders may invest cash distributions and make optional cash payments to purchase Shares of Beneficial Interest of the Trust without payment of any brokerage commission or service charge. The price per share of the additional shares to be purchased with invested cash distributions is the midpoint between the day's high and low sales prices on the New York Stock Exchange, less 5%.

      The Trust has made loans to officers, trustees and employees for the purpose of purchasing its Shares of Beneficial Interest. These loans are demand and term notes bearing interest at rates ranging from 5.0% to 9.75%. Interest is payable quarterly.


Note I - Stock Option Plans

   1985 Incentive Stock Option Plan

      Pursuant to the 1985 Incentive Stock Option Plan (the "1985 Plan") options to purchase up to 450,000 Shares of Beneficial Interest may be granted to officers and key employees. The exercise price shall not be less than the fair market value of the shares on the date of grant of the option. Options will expire seven years from the date of grant. Options may only be granted within ten years of the date of the adoption of the Plan (i.e., by September 26, 1995). Options are not exercisable until one year from the date of grant, and thereafter are exercisable only as a percentage of the total number of shares covered by the option which begins at 20% during the second year and increases by 20% per year thereafter. The 1985 Plan is administered by a Stock Option Committee appointed by the Board of Trustees.

   1991 Stock Option Plan

      Pursuant to the 1991 Incentive Stock Option Plan (the "1991 Plan") options to purchase up to 1,000,000 Shares of Beneficial Interest may be granted to officers and key employees. The exercise price shall not be less than the fair market value of the shares on the date of grant of the option. Options will expire seven years from the date of grant. Options may only be granted within ten years of the date of the adoption of the 1991 Plan (i.e., by September 5, 2001). Options are not exercisable until one year from the date of grant, and thereafter are exercisable only as a percentage of the total number of shares covered by the option which begins at 20% during the second year and increases by 20% per year thereafter. The 1991 Plan is administered by a Stock Option Committee appointed by the Board of Trustees.

   Non-Qualified Stock Option Plan

      Pursuant to the Non-Qualified Stock Option Plan, the Trust granted options to purchase shares. Options are not exercisable until one year from the date of grant, and thereafter are exercisable 20% during the second year and increase by 20% per year thereafter. Other terms are similar to the terms of the 1985 Plan. The Trust no longer issues options to purchase Shares of Beneficial Interest from the Non-Qualified Stock Option Plan (the "Non-Qualified Plan").

   March 1991 Stock Option Plan

      Pursuant to the March 1991 Stock Option Plan (the "March 1991 Plan") two options for 650,000 Shares of Beneficial Interest each were granted to Mr. William Newman and Mr. Arnold Laubich. The grant of the two options, totaling 1,300,000 shares, was approved by the Board of Trustees on December 5, 1991. The exercise price shall not be less than the fair market value of the shares on the date of grant of the option. The two stock options are not exercisable during the first two years. Thereafter 30% of the shares will vest and may be purchased during the third year with the available shares vesting 10% per year thereafter.

      The following table shows the activity and balances for each stock option plan.

                                                        March
                                            Non-        1991      1991
                            1985 Plan  Qualified Plan   Plan      Plan
                            ________   ______________   _____     ____


Outstanding, July 31, 1991   105,200      157,800       --
Exercised                    (42,500)    (116,300)
Cancelled                     (3,000)
Granted                      240,800        3,200     1,300,000
                            ________      _______     _________

Outstanding July 31, 1992    300,500       44,700     1,300,000

Exercised                    (30,240)     (33,400)
Cancelled                    (35,600)
Granted                      100,000        5,000
                            ________      _______     _________

Outstanding July 31, 1993    334,660       16,300     1,300,000

Exercised                    (15,860)     (11,300)
Cancelled                    (37,800)                             (3,000)
Granted                       64,500                             182,000
                            ________      _______     _________  _______

Outstanding July 31, 1994    345,500        5,000     1,300,000  179,000
                            ========      =======     =========  =======

Options exercisable
  at July 31, 1994            43,944        1,000       520,000     -

Average outstanding option
  price which is the market
  price of the shares on the
  dates of grant               $21.79      $21.88        $18.88   $21.87

Average price of options
  exercised during fiscal
  1994                         $19.81      $16.50           -        -


Note J - Lease Agreements

      The Trust has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates, an office building which it sublets and administrative office space for the Trust. These leases are accounted for as operating leases. The minimum annual rental commitments during the next five fiscal years and thereafter are approximately as follows:

      Year Ending July 31,                  Amount
      ____________________                  ______

                1995                   $    958,000
                1996                        907,000
                1997                        804,000
                1998                        803,000
                1999                        769,000
                Thereafter               18,496,000
                                        ___________

                           Total        $22,737,000
                                        ===========


 For the years ended July 31, 1994, 1993 and 1992, the lease for office space included contingent rentals for real estate tax escalations and operating expense increases of $105,000, $96,000 and $61,000, respectively. In addition, one ground lease has fixed rent escalations every four years and two ground leases have renewal options.


Note K - Rental Income Under Operating Leases

 Minimum future rentals to be received during the next five fiscal years and thereafter with initial or remaining noncancelable lease terms in excess of one year are approximately as follows:

      Year Ending July 31,          Amount
      ____________________          ______

             1995                $68,784,000
             1996                 61,750,000
             1997                 56,065,000
             1998                 49,806,000
             1999                 41,451,000
             Thereafter          249,319,000
                                ____________

             Total              $527,175,000
                                ============

       The above table assumes that all leases which expire are not renewed, therefore neither renewal rentals nor rentals from replacement tenants are included.

       Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume, increases in Consumer Price Indices, common area maintenance charges and real estate tax reimbursements. Contingent rentals included in income for the years ended July 31, 1994, 1993 and 1992 amounted to approximately $15,684,000, $10,775,000 and $8,945,000, respectively.


Note L - Pro Forma Financial Information (Unaudited)

       The Trust acquired 15 shopping centers, three factory outlets and seven apartment complexes during the year ended July 31, 1994. The pro forma financial information shown below is based on the historical statements of the Trust after giving effect to the acquisitions as if such acquisitions took place on August 1, 1992. The approximately $209,000,000 aggregate acquisition cost included existing mortgages and $196,500,000 in cash.

       The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred if the acquisitions had been in effect at August 1, 1992. Also, they may not be indicative of the results that may be achieved in the future.

       July 31,                       1994          1993
      ______________________________________________________
      Pro forma total revenues    $107,313,000   $99,479,000
      Pro forma net income        $ 53,355,000   $50,598,000
      Pro forma earnings per share    $   1.08      $   1.04
      ______________________________________________________

Note M - Quarterly Financial Information (Unaudited)
          (Amounts In Thousands, Except Share Data)

                           Income Before
                           Gain on Sale               Earnings
Year Ended                  of Property      Net        Per
 July 31,     Revenues     and Securities   Income     Share
_______________________________________________________________
1994
____
First        $21,904        $ 11,570       $12,064      $.25
Second        24,862          12,445        12,941       .26
Third         26,287          13,138        13,138       .27
Fourth        27,902          14,174        14,174       .28

1993
____
First        $18,127         $10,413       $10,415      $.22
Second        18,348          10,378        10,678       .22
Third         19,721          10,571        11,202       .23
Fourth        20,113          10,927        10,934       .22



Note N - Supplemental Cash Flow Information

     The Trust entered into the following non-cash investing and financing activities for the years ended July 31,:

                                             1994             1993
                                             ____             ____
Mortgages payable assumed in
  the acquisition of
  shopping centers                        $12,019,000      $12,059,000

Increase in loans receivable in
  connection with the issuance of
  Shares of Beneficial Interest             1,158,000          319,000

Construction costs payable for
  the expansion of a shopping center        3,413,000        2,254,000




     State and local income taxes paid for the years ended July 31, 1994, 1993 and 1992 were $152,000, $169,000 and $123,000, respectively.


Note O - Subsequent Events

Subsequent to July 31, 1994 the Trust purchased a shopping center containing an aggregate of 102,000 gross rentable square feet and an apartment complex containing 164 units. The newly acquired properties are located in Ohio and New Jersey. The aggregate purchase price for the properties was approximately $13,300,000 in cash.

On August 29, 1994 the Trustees declared a cash distribution to shareholders of record as of September 15, 1994 in the amount of $.335 ($17,619,000) per share payable on October 4, 1994.

In September 1994 the $65 million revolving credit facility (Note E) was increased to $100 million.

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                      SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                                  UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                                                                              Deductions
                                                                        _______________________
                            Balance at      Balance at                   Amounts      Amounts         Balance at
Name of Debtor            July 31, 1992   July 31, 1993    Additions    collected   written off     July 31, 1994(A)
                          _____________   _____________    _________    _________  ____________     _____________

Joseph Bosco (1)             $52,786         $136,786                                                  $136,786

Leonard Cancell (2)          382,754          236,191       $113,750                                    349,941

Joel Crystal (3)             103,669          103,669         20,475                                    124,144

Steven Kaufman (4)           276,488          252,488                                                   252,488

William Kirshenbaum (5)      416,985          416,985         68,250                                    485,235

Irwin Kwartler (6)            92,408           92,408        113,750                                    206,158

Arnold Laubich (7)           485,000          585,000                    10,000                         575,000

Gloria Maruffi (8)           284,674          284,674                                                   284,674

David Ozerkis (9)               -                -           113,750                                    113,750

Steven Siegel (10)             9,506            9,506        102,375                                    111,881

James Steuterman (11)        310,420          341,130                                                   341,130

Dean Bernstein (12)          179,675          179,675                                                   179,675

David Friedman               105,311          105,311                   105,311                            -


(A)  Included in balance sheet captions - Other receivables and Loans receivable for the purchase of beneficial interest.



________________________
                                                              FOOTNOTES

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                 SCHEDULE II (continued) AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                                  UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES


        Name of Debtor        Interest Rate          Due Date         Loan Amount      Collateral (A)
        ______________        _____________          ________         ___________      ______________

(1)     Joseph Bosco
                                8.000%                 Demand            9,000
                                8.375%                 Demand           17,000
                                5.000%                 Demand            8,505
                                5.000%              July 1, 1996         8,775
                                5.000%              July 1, 1997         9,506
                                6.000%                 Demand           84,000
                                                                       _______


        Total loan outstanding Joseph Bosco                            136,786
                                                                       =======

(2)     Leonard Cancell
                                6.000%                 Demand           77,566
                                5.000%                 Demand           70,875
                                5.000%              July 1, 1996        87,750
                                5.000%                 Demand          113,750
                                                                       _______

Total loan outstanding Leonard Cancell                                 349,941
                                                                       =======
(3)     Joel Crystal
                                5.000%                 Demand           28,350
                                5.000%              July 1, 1996         8,775
                                5.000%              July 1, 1997        66,544
                                5.000%                 Demand           20,475
                                                                       _______

        Total loan outstanding Joel Crystal                            124,144
                                                                       =======

(4)     Steven Kaufman
                                5.000%              July 1, 1996        61,425
                                5.000%              July 1, 1997        95,063
                                6.000%                 Demand           84,000
                                6.000%                 Demand           12,000
                                                                       _______

        Total loan outstanding Steven Kaufman                          252,488
                                                                       =======

(5)     William Kirshenbaum
                                5.000%              July 1, 1996        58,494
                                5.000%              July 1, 1996         8,775
                                5.000%                 Demand           48,343
                                8.375%                 Demand            8,500
                                8.375%                 Demand            8,500
                                5.000%              July 1, 1996        17,550
                                5.000%              July 1, 1996        96,823
                                5.000%                 Demand           68,250
                                6.000%             January 1, 1997     170,000         A Condominium Unit
                                                                       _______

        Total loan outstanding William Kirshenbaum                     485,235
                                                                       =======
(6)     Irwin Kwartler
                                5.000%                 Demand           83,633
                                5.000%              July 1, 1996         8,775
                                5.000%                 Demand          113,750
                                                                       _______

        Total loan outstanding Irwin Kwartler                          206,158
                                                                       =======

(7)     Arnold Laubich

                                6.000%            December 31, 1994    475,000
                                5.000%                 Demand          100,000
                                                                       _______

        Total loan outstanding Arnold Laubich                          575,000
                                                                       =======

(8)     Gloria Maruffi
                                6.000%                 Demand           14,960
                                8.000%                 Demand            6,750
                                9.750%                 Demand           19,000
                                8.375%                 Demand           17,000
                                5.000%                 Demand           70,875
                                5.000%              July 1, 1996        17,550
                                6.000%             March 20, 1997       82,250
                                7.000%                 Demand           56,289
                                                                       _______         A Cooperative Apartment

        Total loan outstanding Gloria Maruffi                          284,674
                                                                       =======

(9)     David Ozerkis
                                5.000%                 Demand          113,750
                                                                       _______

        Total loan outstanding David Ozerkis                           113,750
                                                                       =======

(10)    Steven Siegel
                                5.000%              July 1, 1997         9,506
                                5.000%                 Demand          102,375
                                                                       _______

        Total loan outstanding Steven Siegel                           111,881
                                                                       =======

(11)    James Steuterman
                                5.000%                 Demand           68,040
                                5.000%              July 1, 1996       175,500
                                6.000%                 Demand           51,960
                                5.000%              July 1, 1997        45,630
                                                                       _______

        Total loan outstanding James Steuterman                        341,130
                                                                       =======

(12)    Dean and Debra Bernstein
                                5.000%              July 1, 1997        95,062
                                8.000%                 Demand           18,000
                                8.375%                 Demand           17,000
                                5.000%                 Demand           49,613
                                                                       _______
        Total loan outstanding Dean and Debra Bernstein                179,675
                                                                       =======


(A)  Loans are unsecured except as specifically noted.

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                            SCHEDULE VIII


                                         Additions
                                ________________________
                   Balance at     Charged       Credited                      Balance
                   Beginning      to Costs      to Other                      at End
Description        of Period    and Expenses    Revenues     Deductions      of Period
___________        _________    ____________    ________     __________     __________

Year Ended
  July 31, 1994

Allowance for       $2,226,000    $1,149,452       --        $1,043,952(1)   $2,331,500
doubtful accounts

Year Ended
  July 31, 1993

Allowance for       $1,521,800      $985,713       --         $ 281,513(1)   $2,226,000
doubtful accounts

Year Ended
  July 31, 1992

Allowance for       $  924,000      $733,376       --         $ 135,576(1)   $1,521,800
doubtful accounts

_____________________

(1)  Trade receivables charged to the reserve.

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                                  SCHEDULE IX SHORT-TERM BORROWINGS



     COLUMN A           COLUMN B          COLUMN C        COLUMN D               COLUMN E             COLUMN F
     ________           ________          ________        ________               ________             ________

                                         Weighted                             Average Amount       Weighted Average
                                         Average         Maximum Amount     Outstanding During   Interest Rate During
                                       Interest Rate   Outstanding During      the Period            the Period
     Category     Balance at July 31,   At Year End        the Period               (1)                   (2)
     ________     ___________________  _____________   __________________   __________________   ____________________
Bank Borrowings   1994 - $7,500,000       5.125%          $40,000,000            $8,808,000              4.8%
Bank Borrowings   1993 -    0
Bank Borrowings   1992 -    0








(1)  Calculated based on the weighted average outstanding balance for the year ended July 31, 1994.
(2)  Calculated based on the ratio of the interest paid and the average outstanding balance of the loans.

                           NEW PLAN REALTY TRUST
                SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                SCHEDULE X




           COLUMN A                                COLUMN B

             Item                       Charged to Cost and Expenses

                                             Year Ended July 31,

                                      1994           1993          1992


1.  Maintenance and Repairs         3,103,292     $1,947,992   $1,295,906

2.  Depreciation and amort-
    ization of intangible
    assets, preoperating
    costs and similar
    deferrals (a)

3.  Taxes, other than payroll
    and income taxes:

 Real estate                        8,821,700      6,556,112    4,947,739

4.  Royalties (a)

5.  Advertising costs               2,231,725        840,331      219,494

______________________________

(a) Not included since such costs and expenses are not applicable or did not exceed 1% of total revenues.

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                       SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            July 31, 1994


      COLUMN A               COLUMN B              COLUMN C                 COLUMN D                     COLUMN E
    ____________           ____________    _________________________   _________________  ______________________________________

                                                                        Cost Capitalized              Gross Amount at
                                                 Initial Cost            Subsequent to               Which Carried at
                                                  to Company              Acquisition               Close of the Period
                                           __________________________  _________________  ______________________________________


                                                        Building &                                   Building &
     Description            Encumbrances   Land         Improvements     Improvements    Land        Improvements    Total(1)
     ___________            ____________   ___________  ____________     ____________    __________  ____________    ___________

  Apartments
**************************
BRECKENRIDGE APTS                             $604,487    $2,411,462         $82,054        $604,487    $2,493,516     $3,098,003
  BIRMINGHAM         AL
COURTS AT WILDWOOD          $2,750,000       1,119,320     4,477,301         175,373       1,119,320     4,652,674      5,771,994
  BIRMINGHAM         AL
DEVONSHIRE PLACE                             1,245,728     4,982,914         805,934       1,245,728     5,788,848      7,034,576
  BIRMINGHAM         AL
MAYFAIR APARTMENTS                             240,000       962,217         389,964         240,000     1,352,181      1,592,181
  DOVER              DE
RODNEY APARTMENTS                              769,188     1,612,614       1,029,356         769,188     2,641,970      3,411,158
  DOVER              DE
LAKE APARTMENTS                                833,000     1,822,039       1,617,077        833,000      3,439,116      4,272,116
  LAKE PARK          FL
JAMESTOWN APARTMENTS                           518,646     2,075,236         469,858         518,646     2,545,094      3,063,740
  LEXINGTON          KY
CHARLESTOWN @ DOUGLASS HILLS                 1,306,230     5,224,914          42,907       1,306,230     5,267,821      6,574,051
  LOUISVILLE         KY
LA FONTENAY APARTMENTS                       1,176,550     4,706,200         435,879       1,176,550     5,142,079      6,318,629
  LOUISVILLE         KY
POPLAR LEVEL APARTMENTS                        284,793     1,139,174          41,057         284,793     1,180,231      1,465,024
  LOUISVILLE         KY
MEADOW EAST APARTMENTS                          86,407     1,467,282         361,970          86,407     1,829,252      1,915,659
  POTSDAM            NY
MOHAWK GARDEN APARTMENTS                       163,235     1,135,660       1,543,638         163,235     2,679,298      2,842,533
  ROME               NY
CHESTERFIELD APARTMENTS                        179,109     1,449,156         273,510         179,109     1,722,666      1,901,775
  MAUMEE             OH
SEDGEFIELD APARTMENTS                        1,550,734     6,202,936                       1,550,734     6,202,936      7,753,670
  FLORENCE           SC
HICKORY LAKE APARTMENTS                      1,369,251     5,477,004         102,933       1,369,251     5,579,937      6,949,188
  ANTIOCH            TN
ASHFORD PLACE APARTMENTS                     1,150,270     4,601,080         315,960       1,150,270     4,917,040      6,067,310
  CLARKSVILLE        TN
CEDAR VILLAGE APARTMENTS                       806,355     3,222,926                         806,355     3,222,926      4,029,281
  CLARKSVILLE        TN
PADDOCK PLACE APARTMENTS                     1,358,400     5,431,164                       1,358,400     5,431,164      6,789,564
  CLARKSVILLE        TN
THE PINES APARTMENTS                           918,769     3,672,636                         918,769     3,672,636      4,591,405
  CLARKSVILLE        TN

   Development
**************************
JACKSON FACTORY OUTLET CENTER                  302,635                       29,668          302,635        29,668        332,303
  JACKSON TOWNSHIP   NJ

   Factory Outlets
**************************
BARSTOW FACTORY OUTLET      10,682,310       5,730,337    22,921,349       4,513,413       5,730,337    27,434,762     33,165,099
  BARSTOW            CA
ST AUGUSTINE OUTLET CENTER     113,946       4,488,742    14,426,139       6,632,466       4,488,742    21,058,605     25,547,347
  ST AUGUSTINE       FL
BRANSON FACTORY OUTLET                          17,669    22,290,120       4,110,793          17,669    26,400,913     26,418,582
  BRANSON            MO
OSAGE FACTORY OUTLET VILLAGE                 6,978,714    27,265,848       5,346,710       6,978,714    32,612,558     39,591,272
  OSAGE BEACH        MO
FT CHISWELL FACTORY OUTLET                     411,023     1,644,017         629,259         411,023     2,273,276      2,684,299
MAX MEADOWS          VA

    Office Building
**************************
INSTITUTE FOR DEFENSE ANALYSES                             1,389,460                                     1,389,460      1,389,460
  PRINCETON          NJ

   Shopping Centers
**************************
DOVERAMA @ RODNEY VILLAGE                       50,755       311,781                          50,755       311,781        362,536
  DOVER              DE
RODNEY VILLAGE                               1,202,551     2,082,918       1,714,826       1,202,551    3,797,744       5,000,295
  DOVER              DE
ALBANY PLAZA                                   696,447     2,785,786                         696,447     2,785,786      3,482,233
  ALBANY             GA
SOUTHGATE PLAZA - ALBANY                       231,517       970,811           6,692         231,517       977,503      1,209,020
  ALBANY             GA
EASTGATE PLAZA  - AMERICUS                     221,637     1,036,331           8,970         221,637     1,045,301      1,266,938
  AMERICUS           GA
PERLIS PLAZA                                   774,966     5,301,644          35,863         774,966     5,337,507      6,112,473
  AMERICUS           GA
ROGERS PLAZA                                   291,014       688,590          26,116         291,014       714,706      1,005,720
  ASHBURN            GA
CORDELE SQUARE                                 864,335     3,457,337         126,544         864,335     3,583,881      4,448,216
  CORDELE            GA
MR B'S                                         166,047       154,140           6,718         166,047       160,858        326,905
  CORDELE            GA
SOUTHGATE PLAZA - CORDELE                      202,682       958,998          16,841         202,682       975,839      1,178,521
  CORDELE            GA
HABERSHAM VILLAGE            4,604,436       1,301,643     4,340,422                       1,301,643     4,340,422      5,642,065
  CORNELIA           GA
WESTGATE - DUBLIN                              699,174     5,834,809          43,371         699,174     5,878,180      6,577,354
  DUBLIN             GA
VICTORY SQUARE                               1,206,181     4,824,725          35,818       1,206,181     4,860,543      6,066,724
  SAVANAH            GA
TIFT-TOWN                                      271,444     1,325,238          40,184         271,444     1,365,422      1,636,866
  TIFTON             GA
WESTGATE - TIFTON                              156,269       304,704                         156,269       304,704        460,973
  TIFTON             GA
COLUMBUS CENTER                              1,196,269     3,608,315         983,629      1,196,269      4,591,944      5,788,213
  COLUMBUS           IN
JASPER MANOR                                 1,319,937     7,110,063          10,140       1,319,937     7,120,203      8,440,140
  JASPER             IN
TOWN FAIR SHOPPING CENTER                    1,104,876     3,759,503          10,000       1,104,876     3,769,503      4,874,379
  PRINCETON          IN
WABASH CROSSING                              1,614,878     6,459,511                       1,614,878     6,459,511      8,074,389
  WABASH             IN
JACKSON VILLAGE                                284,815     3,115,586         103,937         284,815     3,219,523      3,504,338
  JACKSON            KY
J TOWN CENTER                                1,331,074     4,121,997         463,576       1,331,074     4,585,573      5,916,647
  JEFFERSONTOWN      KY
CHINOE VILLAGE                                 505,077     2,020,307          51,335         505,077     2,071,642      2,576,719
  LEXINGTON          KY
NEW LOUISA PLAZA                               469,014     1,998,752         161,682         469,014     2,160,434      2,629,448
  LOUISA             KY
PICCADILLY SQUARE                              355,000     1,588,409         188,149         355,000     1,776,558      2,131,558
  LOUISVILLE         KY
EASTGATE SHOPPING CENTER                     1,945,679     7,782,717          36,040       1,945,679     7,818,757      9,764,436
  MIDDLETOWN         KY
SHOPPING CENTER - SALISBURY                    312,650     1,833,330          30,946         312,650     1,864,276      2,176,926
  SALISBURY          MD
WASHTENAW FOUNTAIN PLAZA                     1,530,281     6,121,123          26,379       1,530,281     6,147,502      7,677,783
  YPSILANTI          MI
SHOPPING CENTER - GOLDSBORO                    181,998     1,014,433          26,713         181,998     1,041,146      1,223,144
  GOLDSBORO          NC
SHOPPING CENTER - GREENVILLE                    40,065       225,958                          40,065       225,958        266,023
  GREENVILLE         NC
SHOPPING CENTER - LUMBERTON                    280,000     1,564,172          92,692         280,000     1,656,864      1,936,864
  LUMBERTON          NC
SHOPPING CENTER - NEW BERN                     285,000     1,593,832                         285,000     1,593,832      1,878,832
  NEW BERN           NC
SHOPPING CENTER - WILSON                       315,000     1,780,370          31,120         315,000     1,811,490      2,126,490
  WILSON             NC
LAUREL SQUARE                                3,261,701     9,283,302         275,214       3,261,701     9,558,516     12,820,217
  BRICKTOWN          NJ
HAMILTON PLAZA                               1,124,415     4,497,658           9,050       1,124,415     4,506,708      5,631,123
  HAMILTON           NJ
MIDDLETOWN PLAZA                             1,204,830     1,479,487       3,482,244       1,204,830     4,961,731      6,166,561
  MIDDLETOWN         NJ
UNIVERSITY MALL                                115,079     1,009,902         640,172         115,079     1,650,074      1,765,153
  CANTON             NY
CORTLANDVILLE                                  236,846     1,439,000         175,112         236,846     1,614,112      1,850,958
  CORTLAND           NY
KMART PLAZA                                    942,257     3,769,027           8,689         942,257     3,777,716      4,719,973
  DEWITT             NY
D & F PLAZA                                    730,512     2,156,542         785,709         730,512     2,942,251      3,672,763
  DUNKIRK            NY
SHOPPING CENTER - ELMIRA                       110,116       891,205                         110,116       891,205      1,001,321
  ELMIRA             NY
PYRAMID MALL                                 2,175,221     8,700,884          16,499       2,175,221     8,717,383     10,892,604
  GENEVA             NY
SHOPPING CENTER - GLOVERSVILLE                 139,429       524,517          93,523         139,429       618,040        757,469
  GLOVERSVILLE       NY
MCKINLEY PLAZA                               1,246,680     4,986,720          82,607       1,246,680     5,069,327      6,316,007
  HAMBURG            NY
CAYUGA PLAZA                                 1,397,708     5,591,832         203,093       1,397,708     5,794,925      7,192,633
  ITHACA             NY
SHOPS @ SENECA MALL                          1,545,838     6,183,353          55,314       1,545,838     6,238,667     7,784,505
  LIVERPOOL          NY
TRANSIT ROAD PLAZA                             424,634     1,698,537                         424,634     1,698,537      2,123,171
  LOCKPORT           NY
SHOPPING CENTER - MARCY                        400,000     2,231,817          94,207         400,000     2,326,024      2,726,024
  MARCY              NY
ROCKLAND PLAZA                               3,990,842     3,570,410       4,811,073       3,990,842     8,381,483     12,372,325
  NANUET             NY
SOUTH                                          508,013     1,051,638       1,482,900         508,013     2,534,538      3,042,551
  NORWICH            NY
WESTGATE PLAZA - ONEONTA                       142,821     1,192,103         236,325         142,821     1,428,428      1,571,249
  ONEONTA            NY
OSWEGO PLAZA                                  250,000      1,168,027       1,770,000         250,000     2,938,027      3,188,027
  OSWEGO             NY
MOHAWK ACRES                                   241,606     1,268,890       1,299,091         241,606     2,567,981      2,809,587
  ROME               NY
MONTGOMERY WARD                                 93,341       483,405         231,438          93,341       714,843        808,184
  ROME               NY
PRICE CHOPPER PLAZA                            933,792     3,735,170                         933,792     3,735,170      4,668,962
  ROME               NY
WESTGATE MANOR PLAZA - ROME                     77,208       391,982         300,942          77,208       692,924        770,132
  ROME               NY
NORTHLAND                                       14,448       255,557         320,673          14,448       576,230        590,678
  WATERTOWN          NY
HARBOR PLAZA                                   388,997     1,456,108                         388,997     1,456,108      1,845,105
  ASHTABULA          OH
BELPRE PLAZA                                               2,066,121          29,051                     2,095,172      2,095,172
  BELPRE             OH
SOUTHWOOD PLAZA                                707,073     1,537,519         309,470         707,073     1,846,989      2,554,062
  BOWLING GREEN      OH
BRENTWOOD PLAZA                              2,050,969     8,208,875          23,890       2,050,969     8,232,765     10,283,734
  CINCINNATI         OH
WESTERN VILLAGE SHOPPING CENTER              1,321,484     5,290,935                       1,321,484     5,290,935      6,612,419
  CINCINNATI         OH
SOUTH TOWNE CENTRE                           4,737,368     9,636,943         373,943       4,737,368    10,010,886     14,748,254
  DAYTON             OH
HERITAGE SQUARE                              1,749,182     6,999,927          50,160       1,749,182    7,050,087       8,799,269
  DOVER              OH
FAIRFIELD MALL                               1,287,649     1,685,919          58,360       1,287,649     1,744,279      3,031,928
  FAIRFIELD          OH
SILVER BRIDGE PLAZA                            919,022     3,197,673         847,780         919,022     4,045,453      4,964,475
  GALLIPOLIS         OH
SHOPPING CENTER - GENOA        600,375          96,001     1,016,349                          96,001     1,016,349      1,112,350
  GENOA              OH
PARKWAY PLAZA                                  950,667     2,069,921         165,985         950,667     2,235,906      3,186,573
  MAUMEE             OH
SHOPPING CENTER - MILLERSBURG                  125,296       611,180          12,025         125,296       623,205        748,501
  MILLERSBURG        OH
NEW BOSTON SHOPPING CENTER   9,309,000       2,102,371     9,176,918          16,438       2,102,371     9,193,356     11,295,727
  NEW BOSTON         OH
MARKET PLACE                                   597,923     3,738,164         103,722         597,923     3,841,886      4,439,809
  PIQUA              OH
CENTRAL AVE MARKET PLACE                     1,046,480     1,769,207         255,859       1,046,480     2,025,066      3,071,546
  TOLEDO             OH
SHOPPING CENTER - ANNVILLE                     190,000     1,048,126         173,735         190,000     1,221,861      1,411,861
  ANNVILLE           PA
SHOPPING CENTER - HANOVER                      235,000     1,331,329         120,433         235,000     1,451,762      1,686,762
  HANOVER            PA
STONE MILL PLAZA                             1,407,975     5,631,901                       1,407,975     5,631,901      7,039,876
  LANCASTER          PA
CROSSROADS PLAZA                               384,882     1,040,668         190,431         384,882     1,231,099      1,615,981
  MT. PLEASANT       PA
JOHN WANAMAKER                                 605,607     3,923,050                         605,607     3,923,050      4,528,657
  PHILADELPHIA       PA
ROOSEVELT MALL ANNEX           159,703          91,798     1,063,120         159,703       1,154,918     1,314,621        442,498
  PHILADELPHIA       PA
ROOSEVELT MALL NE                                          2,602,635       5,325,035                     7,927,670      7,927,670
  PHILADELPHIA       PA
NORTHLAND CENTER                             1,198,947     4,824,500           8,065       1,198,947     4,832,565      6,031,512
  STATE COLLEGE      PA
CONGRESS CROSSING                            1,098,351     6,747,013                       1,098,351     6,747,013      7,845,364
  ATHENS             TN
GREENEVILLE COMMONS                          1,075,200     7,884,800           3,700       1,075,200     7,888,500      8,963,700
  GREENEVILLE        TN
KINGS GIANT SHOPPING CENTER                                2,500,633         141,737                     2,642,370      2,642,370
  KINGSPORT          TN
GEORGETOWN SQUARE                            1,166,924     4,667,698                       1,166,924     4,667,698      5,834,622
  MURFREESBORO       TN
SHOPPING CENTER - COLONIAL HTS                 290,000       792,441                         290,000       792,441      1,082,441
  COLONIAL HEIGHTS   VA
SHOPPING CENTER - HARRISONBURG                 260,000     1,379,112                         260,000     1,379,112      1,639,112
  HARRISONBURG       VA
HANOVER SQUARE SHOPPING CENTER               1,778,701     7,114,805          73,267       1,778,701     7,188,072      8,966,773
  MECHANICSVILLE     VA
VICTORIAN SQUARE                             3,548,003    14,192,011           5,595       3,548,003    14,197,606     17,745,609
  MIDLOTHIAN         VA
SHOPPING CENTER - SPOTSYLVANIA                 250,000     1,363,880         104,128         250,000     1,468,008      1,718,008
  SPOTSYLVANIA       VA
RIDGEVIEW CENTRE                             2,707,679     4,417,792         463,119       2,707,679     4,880,911      7,588,590
  WISE               VA
MOUNDSVILLE PLAZA                              228,283     1,989,798       1,332,527         228,283     3,322,325      3,550,608
  MOUNDSVILLE        WV
GRAND CENTRAL PLAZA                                        4,471,461                                     4,471,461      4,471,461
  PARKERSBURG        WV
KMART PLAZA                                    664,121     2,656,483          35,900         664,121     2,692,383      3,356,504
  VIENNA             WV

   Vacant Land
**************************
1 NORTH CENTRAL AVENUE                          15,728                                        15,728                       15,728
  HARTSDALE          NY    ___________    ____________  ____________    ____________    ____________  ____________   ____________
                           $28,060,067    $111,670,790  $448,782,118    $ 60,889,410    $111,670,790  $509,671,528   $621,342,318
                           ===========    ============  ============    ============    ============  ============   ============

(1) Aggregate cost is the same for Federal income tax purposes

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                 SCHEDULE XI (Continued) - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            July 31, 1994


      COLUMN A                    COLUMN F           COLUMN G         COLUMN H             COLUMN I
    ____________                ____________       ____________      ___________       ________________
                                                                                         Life on Which
                                                                                         Depreciation
                                 Accumulated          Date of           Date               In Latest
     Description                Depreciation       Construction       Acquired         Income Statement
     ___________                ____________       _____________    ____________       ________________

  Apartments
**************************
BRECKENRIDGE APTS                   $156,229            1979            Feb 92            5-40 Years
  BIRMINGHAM         AL
COURTS AT WILDWOOD                   119,523            1969            Jul 93            5-40 Years
  BIRMINGHAM         AL
DEVONSHIRE PLACE                     336,124            1971            Feb 92            5-40 Years
  BIRMINGHAM         AL
MAYFAIR APARTMENTS                   610,228            1971            Jan 81            5-40 Years
  DOVER              DE
RODNEY APARTMENTS                  1,985,331          1963-1965         Jan 69            5-40 Years
  DOVER              DE
LAKE APARTMENTS                    1,905,496            1965            Feb 76            5-40 Years
  LAKE PARK          FL
JAMESTOWN APARTMENTS                 220,528            1967            Sep 91            5-40 Years
  LEXINGTON          KY
CHARLESTOWN @ DOUGLASS HILLS         116,005            1974            Sep 93            5-40 Years
  LOUISVILLE         KY
LA FONTENAY APARTMENTS               261,427            1970            Jul 92            5-40 Years
  LOUISVILLE         KY
POPLAR LEVEL APARTMENTS              107,877            1974            Jan 91            5-40 Years
  LOUISVILLE         KY
MEADOW EAST APARTMENTS               488,767          1964-1971         Sep 83            5-40 Years
  POTSDAM            NY
MOHAWK GARDEN APARTMENTS             763,711            1947            Nov 85            5-40 Years
  ROME               NY
CHESTERFIELD APARTMENTS              141,243          1979-1984         Feb 91            6-40 Years
  MAUMEE             OH
SEDGEFIELD APARTMENTS                  7,164         1972,74,79         Jul 94             40 Years
  FLORENCE           SC
HICKORY LAKE APARTMENTS               88,392            1974            Dec 93            5-40 Years
  ANTIOCH            TN
ASHFORD PLACE APARTMENTS              94,177          1972-1974         Oct 93            5-40 Years
  CLARKSVILLE        TN
CEDAR VILLAGE APARTMENTS                                1982            Jul 94             40 Years
  CLARKSVILLE        TN
PADDOCK PLACE APARTMENTS                                1989            Jul 94             40 Years
  CLARKSVILLE        TN
THE PINES APARTMENTS                                    1986            Jul 94             40 Years
  CLARKSVILLE        TN

   Development
**************************
JACKSON FACTORY OUTLET CENTER
  JACKSON TOWNSHIP   NJ

   Factory Outlets
**************************
BARSTOW FACTORY OUTLET               409,214            1989            Nov 93            5-40 Years
  BARSTOW            CA
ST AUGUSTINE OUTLET CENTER           958,494            1991            Mar 92            5-40 Years
  ST AUGUSTINE       FL
BRANSON FACTORY OUTLET               396,327            1988            Nov 93             40 Years
  BRANSON            MO
OSAGE FACTORY OUTLET VILLAGE         954,592            1987            Jan 93            3-40 Years
  OSAGE BEACH        MO
FT CHISWELL FACTORY OUTLET            55,772            1989            Nov 93            3-40 Years
MAX MEADOWS          VA

    Office Building
**************************
INSTITUTE FOR DEFENSE ANALYSES       532,608            1982            May 74            10-35 Years
  PRINCETON          NJ

   Shopping Centers
**************************
DOVERAMA @ RODNEY VILLAGE             44,522            1969            Oct 88             40 Years
  DOVER              DE
RODNEY VILLAGE                     2,845,343            1959            Jan 69            5-40 Years
  DOVER              DE
ALBANY PLAZA                          14,762            1968            May 94             40 Years
  ALBANY             GA
SOUTHGATE PLAZA - ALBANY              98,633            1969            Jul 90             40 Years
  ALBANY             GA
EASTGATE PLAZA  - AMERICUS           105,039            1980            Jul 90             40 Years
  AMERICUS           GA
PERLIS PLAZA                         541,326            1972            Jul 90            4-40 Years
  AMERICUS           GA
ROGERS PLAZA                          74,499            1974            Jul 90            5-40 Years
  ASHBURN            GA
CORDELE SQUARE                       376,293            1968            Jul 90            3-40 Years
  CORDELE            GA
MR B'S                                16,547            1968            Jul 90            2-40 Years
  CORDELE            GA
SOUTHGATE PLAZA - CORDELE             97,509            1969            Jul 90             40 Years
  CORDELE            GA
HABERSHAM VILLAGE                    240,021            1985            May 92             40 Years
  CORNELIA           GA
WESTGATE - DUBLIN                    591,636            1974            Jul 90            20-40 Years
  DUBLIN             GA
VICTORY SQUARE                       247,809            1986            Jul 92            20-40 Years
  SAVANAH            GA
TIFT-TOWN                            137,266            1965            Jul 90            10-40 Years
  TIFTON             GA
WESTGATE - TIFTON                     30,820            1980            Jul 90             40 Years
  TIFTON             GA
COLUMBUS CENTER                      659,833            1964            Dec 88            3-40 Years
  COLUMBUS           IN
JASPER MANOR                         438,302            1990            Feb 92            20-40 Years
  JASPER             IN
TOWN FAIR SHOPPING CENTER            137,285            1991            Feb 93             40 Years
  PRINCETON          IN
WABASH CROSSING                      101,808            1988            Dec 93             40 Years
  WABASH             IN
JACKSON VILLAGE                      447,594            1983            Dec 88            20-40 Years
  JACKSON            KY
J TOWN CENTER                        621,770            1959            Oct 88            3-40 Years
  JEFFERSONTOWN      KY
CHINOE VILLAGE                       276,608            1984            Mar 89            5-40 Years
  LEXINGTON          KY
NEW LOUISA PLAZA                     429,052            1978            Feb 88            2-40 Years
  LOUISA             KY
PICCADILLY SQUARE                    228,598            1973            Apr 89            3-40 Years
  LOUISVILLE         KY
EASTGATE SHOPPING CENTER             122,860            1987            Nov 93            5-40 Years
  MIDDLETOWN         KY
SHOPPING CENTER - SALISBURY          434,310            1973            May 86            4-40 Years
  SALISBURY          MD
WASHTENAW FOUNTAIN PLAZA             274,868            1989            Oct 92             40 Years
  YPSILANTI          MI
SHOPPING CENTER - GOLDSBORO          240,137            1973            May 86            35-40 Years
  GOLDSBORO          NC
SHOPPING CENTER - GREENVILLE          64,538            1973            May 86             35 Years
  GREENVILLE         NC
SHOPPING CENTER - LUMBERTON          371,862            1973            May 86            35-40 Years
  LUMBERTON          NC
SHOPPING CENTER - NEW BERN           375,689            1975            May 86             35 Years
  NEW BERN           NC
SHOPPING CENTER - WILSON             422,554            1973            May 86            35-40 Years
  WILSON             NC
LAUREL SQUARE                        486,738            1973            Jul 92            10-40 Years
  BRICKTOWN          NJ
HAMILTON PLAZA                        23,833            1972            May 94             40 Years
  HAMILTON           NJ
MIDDLETOWN PLAZA                   1,387,215            1972            Jan 75            5-40 Years
  MIDDLETOWN         NJ
UNIVERSITY MALL                      741,345            1967            Jan 76            10-40 Years
  CANTON             NY
CORTLANDVILLE                        263,338            1984            Aug 87            20-40 Years
  CORTLAND           NY
KMART PLAZA                           90,641            1970            Aug 93            5-40 Years
  DEWITT             NY
D & F PLAZA                          598,389            1967            Jan 86            5-40 Years
  DUNKIRK            NY
SHOPPING CENTER - ELMIRA             121,613            1976            Feb 89             40 Years
  ELMIRA             NY
PYRAMID MALL                         209,531            1973            Aug 93             40 Years
  GENEVA             NY
SHOPPING CENTER - GLOVERSVILLE        82,867            1974            Dec 88             40 Years
  GLOVERSVILLE       NY
MCKINLEY PLAZA                       279,770            1991            Jun 92            3-40 Years
  HAMBURG            NY
CAYUGA PLAZA                         741,205            1969            May 89            10-40 Years
  ITHACA             NY
SHOPS @ SENECA MALL                  149,433            1971            Aug 93            5-40 Years
  LIVERPOOL          NY
TRANSIT ROAD PLAZA                    40,848            1971            Aug 93             40 Years
  LOCKPORT           NY
SHOPPING CENTER - MARCY              542,125            1971            May 86            18-40 Years
  MARCY              NY
ROCKLAND PLAZA                     2,135,867            1963            Jan 83            3-40 Years
  NANUET             NY
SOUTH                                758,190            1967            Apr 83            5-40 Years
  NORWICH            NY
WESTGATE PLAZA - ONEONTA             393,501            1967            Jan 84            5-40 Years
  ONEONTA            NY
OSWEGO PLAZA                         862,521            1966            Jan 77             40 Years
  OSWEGO             NY
MOHAWK ACRES                         581,661            1965            Feb 84            2-40 Years
  ROME               NY
MONTGOMERY WARD                      180,027            1965            Jan 84            10-40 Years
  ROME               NY
PRICE CHOPPER PLAZA                   89,827            1988            Aug 93             40 Years
  ROME               NY
WESTGATE MANOR PLAZA - ROME          152,896            1961            Jan 86            5-40 Years
  ROME               NY
NORTHLAND                            221,951            1962            Jan 73            5-40 Years
  WATERTOWN          NY
HARBOR PLAZA                         125,978            1988            Feb 91            15-40 Years
  ASHTABULA          OH
BELPRE PLAZA                         319,180            1969            Jun 88            5-40 Years
  BELPRE             OH
SOUTHWOOD PLAZA                      198,558            1961            May 90            3-40 Years
  BOWLING GREEN      OH
BRENTWOOD PLAZA                       43,525            1957            May 94             40 Years
  CINCINNATI         OH
WESTERN VILLAGE SHOPPING CENTER       28,036            1960            May 94             40 Years
  CINCINNATI         OH
SOUTH TOWNE CENTRE                   590,209            1972            Mar 92            5-40 Years
  DAYTON             OH
HERITAGE SQUARE                      170,554            1959            Aug 93            5-40 Years
  DOVER              OH
FAIRFIELD MALL                       184,241            1978            May 90            12-40 Years
  FAIRFIELD          OH
SILVER BRIDGE PLAZA                  935,657            1972            Dec 86            5-40 Years
  GALLIPOLIS         OH
SHOPPING CENTER - GENOA               85,933            1987            Mar 91             40 Years
  GENOA              OH
PARKWAY PLAZA                        267,854            1955            Sep 89            20-40 Years
  MAUMEE             OH
SHOPPING CENTER - MILLERSBURG         53,878            1986            Feb 91            20-40 Years
  MILLERSBURG        OH
NEW BOSTON SHOPPING CENTER           335,857            1991            Feb 93            20-40 Years
  NEW BOSTON         OH
MARKET PLACE                         272,924            1972            Nov 91            2-40 Years
  PIQUA              OH
CENTRAL AVE MARKET PLACE             191,437            1968            Aug 90            20-40 Years
  TOLEDO             OH
SHOPPING CENTER - ANNVILLE           274,144            1972            May 86            18-40 Years
  ANNVILLE           PA
SHOPPING CENTER - HANOVER            323,640            1971            May 86            35-40 Years
  HANOVER            PA
STONE MILL PLAZA                      76,903            1988            Jan 94             40 Years
  LANCASTER          PA
CROSSROADS PLAZA                     170,389            1975            Nov 88            5-40 Years
  MT. PLEASANT       PA
JOHN WANAMAKER                     3,724,694            1964            Jan 64             35 Years
  PHILADELPHIA       PA
ROOSEVELT MALL ANNEX                 442,498            1958            Apr 74            10-40 Years
  PHILADELPHIA       PA
ROOSEVELT MALL NE                  3,400,332            1964            Jan 64            5-40 Years
  PHILADELPHIA       PA
NORTHLAND CENTER                     256,891            1988            Jun 92             40 Years
  STATE COLLEGE      PA
CONGRESS CROSSING                    401,107            1990            Mar 92             40 Years
  ATHENS             TN
GREENEVILLE COMMONS                  469,587            1990            Mar 92            20-40 Years
  GREENEVILLE        TN
KINGS GIANT SHOPPING CENTER          125,598            1970            Sep 92            3-40 Years
  KINGSPORT          TN
GEORGETOWN SQUARE                    102,423            1986            Sep 93             40 Years
  MURFREESBORO       TN
SHOPPING CENTER - COLONIAL HTS       186,790            1972            May 86             35 Years
  COLONIAL HEIGHTS   VA
SHOPPING CENTER - HARRISONBURG       325,076            1969            May 86             35 Years
  HARRISONBURG       VA
HANOVER SQUARE SHOPPING CENTER       281,356            1991            Jan 93            5-40 Years
  MECHANICSVILLE     VA
VICTORIAN SQUARE                     126,572            1991            Mar 94             40 Years
  MIDLOTHIAN         VA
SHOPPING CENTER - SPOTSYLVANIA       326,862            1970            May 86            35-40 Years
  SPOTSYLVANIA       VA
RIDGEVIEW CENTRE                     242,199            1990            Jul 92            3-40 Years
  WISE               VA
MOUNDSVILLE PLAZA                    313,409            1961            Dec 88            5-40 Years
  MOUNDSVILLE        WV
GRAND CENTRAL PLAZA                  675,353            1986            Jun 88             40 Years
  PARKERSBURG        WV
KMART PLAZA                           98,018            1975            Feb 93             40 Years
  VIENNA             WV

   Vacant Land
**************************
1 NORTH CENTRAL AVENUE                                                  Jul 72
  HARTSDALE          NY         ____________
                                $ 49,101,916
                                ============

                           NEW PLAN REALTY TRUST
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                SCHEDULE XI

                               JULY 31, 1994
                                (continued)

Reconciliation of "Real Estate and Accumulated Depreciation":

                                    1994          1993          1992
                                ____________  ____________  _____________
INVESTMENT IN REAL ESTATE
Balance at beginning
 of period                    $388,227,913    $301,135,683   $180,360,590
Additions during the
 period:
   Land                         37,888,580      16,320,161     26,607,883
   Buildings and
    improvements               197,091,961      70,757,597     99,103,052
   Carrying costs                   -               17,594         20,303
                              ____________    ____________   ____________
                               623,208,454     388,231,035    306,091,828
                              ____________    ____________   ____________
Less:
Costs of assets sold
 and written-off                 1,866,136           3,122      4,956,145
                              ____________    ____________   ____________
Balance at end of period      $621,342,318    $388,227,913   $301,135,683
                              ============    ============   ============
ACCUMULATED DEPRECIATION
Balance at beginning
 of period                     $38,183,206     $30,785,272   $ 26,686,216
Additions charged to
 operating expenses             11,250,895       7,397,934      4,905,755
                              ____________     ___________    ___________
                                49,434,101      38,183,206     31,591,971
Less:
Accumulated depreciation
 on assets sold and
 written-off                       332,185                        806,699
                              ____________     ___________   ____________
Balance at end of period       $49,101,916     $38,183,206   $ 30,785,272
                              ============     ===========    ===========

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                            SCHEDULE XII

                                                            July 31, 1994


         COLUMN A                  COLUMN B       COLUMN C        COLUMN D          COLUMN E        COLUMN F        COLUMN G
         ________                  ________       ________        ________          ________        ________        ________
                                     Final          Face                                              Face          Carrying
                                   Interest       Maturity        Periodic                          Amount of      Amount of
                                     Rate           Date       Payment Terms      Prior Liens       Mortgages      Mortgages
         Description               ________       _________    _____________      ___________       _________      _________

Second money mortgage,                                         Interest
collateralized by a shopping                                   payable
center in Hartsdale, NY                10.5%        2/1/99     monthly,
                                                               balance at
                                                               maturity                                $500,000        $500,000

Purchase money first mortgage,                                 Interest
collateralized by a shopping                                   payable
center in Connellsville, PA             10%         7/31/95    monthly,
                                                               balance at
                                                               maturity                              $6,200,000      $6,200,000

Purchase money first mortgage,                                 Interest
collateralized by a shopping                                   payable
center in Whitesboro, NY              9.875%        7/25/96    monthly,
                                                               balance at
                                                               maturity                               4,610,000       4,610,000

Leasehold mortgage                                             Interest and
collateralized by a tenant                                     principal
lease                                   12%        6/1/2011    payable
                                                               monthly                                  953,743         953,743

Purchase money first mortgage                                  Interest
collateralized by a shopping                                   payable
center in New City, NY                9.375%        7/27/97    monthly,
                                                               balance at
                                                               maturity                              10,350,000      10,350,000

Leasehold mortgage                                             Interest and
collateralized by a Tenant                                     principal
lease                                11.5%         4/30/04     payable
                                                               monthly                                  295,933         295,933
                                                                                                    ___________     ___________

                                                                                                    $22,909,676     $22,909,676
                                                                                                    ===========     ===========
Note--Column H is not applicable


                            Year Ended July 31,

                                   1994           1993          1992
                                   ____           ____          ____

Balance, beginning of period   $24,135,327    $33,700,044   $19,813,104

Additions during period:
  New mortgage loans               800,000          --       14,150,000

Reductions during period:
  Collection of principal       (1,525,651)    (9,564,717)      (13,060)

  Amounts refinanced              (500,000)         --

  Reduction in mortgage
    receivable in connection
    with prepaid acquisition         --             --         (250,000)
    costs
                               ___________    ___________   ___________

Balance, end of period         $22,909,676    $24,135,327   $33,700,044
                               ===========    ===========   ===========

                           NEW PLAN REALTY TRUST
                             INDEX TO EXHIBITS

No.                                                           Page
___                                                           ____

*3.1    Amendment #4 dated December 6, 1972 to Declaration of
        Trust (amending Declaration of Trust in its entirety) filed as Exhibit 3.1(d) to Registration Statement No.
        2-45633.

*3.2    Amendment #5 dated December 12, 1972 to Declaration of
        Trust filed with Registrant's Form 10-K for the fiscal year ended July 31, 1973.

*3.3 Amendment #6 dated December 13, 1979 to Declaration of Trust and filed as Appendix A to Registrant's Proxy Statement dated November 19, 1979 with respect to annual meeting of shareholders on December 13, 1979.

*3.4 Amendment #7 dated July 9, 1981 to Declaration of Trust and filed as an appendix to Registrant's Proxy State-ment dated June 1, 1981 with respect to a special meeting of shareholders on July 9, 1981.

*3.5 Amendment #8 dated December 15, 1982 to Declaration of Trust and filed as Appendix A to Registrant's Proxy Statement dated November 15, 1982 with respect to annual meeting of shareholders held December 15, 1982.

*3.6 Amendment #9 dated December 10, 1985 to Declaration of Trust and filed as Appendix A to Registrant's Proxy Statement dated November 15, 1985 with respect to annual meeting of shareholders held December 10, 1985.

*3.7    Amendment #10 dated December 14, 1987 to Declaration of
        Trust and filed as Appendix A to Registrant's Proxy
        Statement dated November 2, 1987 with respect to annual meeting of shareholders held December 14, 1987.

*9.1    Agreement dated February 26, 1979 among William Newman,
        Joseph Newman and Melvin Newman filed as Exhibit 9 to
        Registration Statement No. 2-63669.

*9.2 Agreement dated December 17, 1981 between New Plan Realty Trust and Merchant Navy Officers Pension Fund Trustees Limited filed as Exhibit 9.1 to Post Effective Amendment No. 2 to Registration Statement 2-69682.

*9.3    Debenture Purchase Agreement and Amendment to Exhibits
        9.2 and 9.3 herein filed as Exhibit 9.4 to Registration
        Statement 2-81432.

*9.4    Share Purchase Agreement between New Plan Realty Trust,
        Merchant Navy Officers Pension Fund Trustees Limited filed as Exhibit 9.5 to Registration Statement No. 2-
        90107.



  9.5   Purchase Agreement dated December 18, 1990 between New
        Plan Realty Trust and Beleggingsmaatschappij Midas B.V.

*10.1   Lease dated January 30, 1964 between John Hancock
        Mutual Life Insurance Company and Roosevelt Mall
        Northeast, Inc. filed as Exhibit 12.4(a) to
        Registration Statement No. 2-45633 (Registrant's leasehold interest in the Roosevelt Mall Shopping
        Center).

 10.2   Revolving Credit Agreement by and among New Plan Realty
        Trust, the Lenders party thereto and The Bank of New
        York, as agent, dated as of December 30, 1993.

 10.3 Amendment No. 1 to Revolving Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of December 30, 1993.

 22     Subsidiaries of the Registrant.

 23 Consents required with respect to material incorporated by reference in a previously filed Registration
        Statement.

____________________________
*  Incorporated herein by reference as above indicated.

                                EXHIBIT 9.5

                            PURCHASE AGREEMENT

          PURCHASE AGREEMENT, dated as of December 18, 1990, between NEW PLAN REALTY TRUST, a Massachusetts business trust ("NPRT"), and BELEGGINGSMAATSCHAPPIJ MIDAS B.V. (the "Fund").
          1. Purchase and Sale of Firm Shares. Subject to the terms and conditions of this Agreement and on the basis of the representations and warranties hereinafter set forth, NPRT agrees to sell to the Fund, and the Fund agrees to purchase from NPRT, 4,000,000 of NPRT's shares of beneficial interest, without par value (NPRT's shares of beneficial interest, without par value, are herein referred to as the "Shares" and such 4,000,000 Shares are herein referred to as the "Firm Shares"), at a purchase price of U.S. $67,110,500. Delivery of the Firm Shares will be made at the offices of Shearman & Sterling, 599 Lexington Avenue, New York, New York, at 10:00 a.m., New York time on January 10, 1991 or such other time and date as the parties hereto shall agree (the "Closing Date"), against payment of the purchase price therefor in funds that are immediately available and deposited with National Westminster Bank USA, New York, New York, for credit to NPRT's account.
          In addition to the Firm Shares, the Fund may purchase up to 500,000 Shares through open market purchases on or before April 30, 1991. In the event the Fund has not purchased 500,000 Shares in the open market by April 30, 1991, the Fund shall be obligated to purchase from NPRT, and NPRT shall be obligated to sell to the Fund, that number of Shares which, when added to such number of Shares purchased by the Fund in open market purchases, will aggregate 500,000 Shares (such 500,000 Shares are herein referred to as the "Market Shares"; those Market Shares purchased from NPRT are herein sometimes referred to as the "NPRT Market Shares", and the Firm Shares and the Market Shares are herein referred to collectively as the "Fund Shares"). The purchase price of the NPRT Market Shares shall be U.S. $17.50 per share. Within five business days immediately following April 30, 1991, the Fund shall advise NPRT in writing of the number of Shares purchased in the open market, and the closing of the purchase of the NPRT Market Shares shall be held no later than May 15, 1991. The Fund shall have the right to elect to purchase the NPRT Market Shares from NPRT earlier, by giving NPRT written notice setting forth the number of Shares to be purchased and the number of Market Shares then owned by the Fund, in which event the closing shall take place within 10 business days after receipt by NPRT of such notice on such business day as the Fund and NPRT shall agree. The closing of the purchase from NPRT of the NPRT Market Shares shall be at the place and in the manner referred to in the preceding paragraph, provided that at this closing the conditions to the obligation of the Fund set forth in paragraph 6 hereof shall be satisfied (this closing date and the closing date for the purchase of the Firm Shares sometimes collectively are herein referred to as the "Closing Dates"). In no event, except as provided in paragraph 9(g), shall the aggregate number of Market Shares purchased by the Fund exceed 500,000 Shares.
          2. Representations, Warranties and Agreements of NPRT. NPRT represents and warrants to, and agrees with, the Fund that:
          (a) Financial Statements. NPRT has delivered to the Fund the following documents:
            (i) NPRT's Annual Reports on Form 10-K to the Securities and Exchange Commission (the "Commission") for the fiscal years ended July 31, 1988, 1989 and 1990;

           (ii)     NPRT's Quarterly Report on Form 10-Q to the
     Commission for the quarter ended October 31, 1990, which includes a balance sheet of NPRT as of October 31, 1990 (the
     "October 31 Balance Sheet");

          (iii)     NPRT's Registration Statement on Form S-3
     (No. 33-28026);

           (iv) NPRT's Proxy Statements relating to NPRT's meetings of shareholders (whether annual or special) held since July 31, 1988; and

            (v) NPRT's Reports on Form 8-K and Form 8 filed with the Commission since July 31, 1988.

          NPRT has not filed, or been required to file, any other document with the Commission under the Securities Act of 1933, as amended (the "1933 Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act") since the filing on or before December 17, 1990 of the Form 10-Q report referred to in clause "(ii)" above. The reports, registration statement and proxy statements identified above represent all of the documents (other than Reports on Form 10-Q and the Form S-3 relating to NPRT's Dividend Reinvestment Plan, not referred to above) filed by NPRT with the Commission since July 31, 1988 (collectively, the "Reports"). NPRT has filed all forms, reports and documents required to be filed with the Commission since July 31, 1988.
The Reports were prepared in accordance with the requirements of the Exchange Act and did not at the time they were filed contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained therein not misleading. Except as described in the letter, dated the date hereof, from NPRT to the Fund (the "NPRT Letter"), NPRT's Annual Report on Form 10-K for the fiscal year ended July 31, 1990 and its Report on Form l0-Q for the quarter ended October 31, 1990, were true and correct in all material respects on the respective dates thereof, the description of NPRT's business in Item 1 of said Form 10-K is true and correct in all material respects as of the date hereof, and no amendment thereto is required to be filed with the Commission under the 1933 Act or the 1934 Act.
          All of the financial statements contained in the Reports were, on the respective dates thereof, true, correct and accurate, were prepared in accordance with generally accepted accounting principles applied, except as stated in such financial statements or the notes thereto, on a consistent basis throughout the periods covered and present fairly the financial condition of NPRT at the dates indicated and the results of operations and the changes in financial position for the periods indicated. NPRT does not have any liabilities or obligations which are in the aggregate material, whether accrued, absolute, contingent or otherwise, except (i) as reflected in the July 31, 1990 balance sheet contained in the Form 10-K for the year then ended (the "July 31, 1990 Balance Sheet") or the notes thereto or the October 31 Balance Sheet or the notes thereto and not heretofore discharged, (ii) as set forth in the NPRT Letter or (iii) those incurred in the normal and ordinary course of business since October 31, 1990.
          (b) Tax Returns. Except for matters which NPRT is disputing in pending proceedings as set forth in the NPRT Letter, NPRT has filed all Federal, state and local income tax returns which are required to be filed, such returns have been correctly prepared and all income and other taxes due have been fully paid or adequately reserved for, except in all cases where failure so to file, incorrect preparation of such returns or failure so to pay would not individually or in the aggregate have a material effect on NPRT's business, operations or financial condition.
          (c) Absence of Certain Changes. NPRT has no current intention and is not considering any plans or proposals to make any material change in the general nature of its business.
Except as set forth in the Reports and in the NPRT Letter, since
October 31, 1990:
            (i) NPRT has not (A) made any new material acquisitions of properties or entered into any commitments to make any material acquisitions of properties, (B) issued, assumed or guaranteed any indebtedness for money borrowed or
     (C) declared or paid any dividends on, or made any distributions to the holders of, its shares of beneficial interest; and

           (ii) other than events and developments relating to or affecting the general economy and generally affecting segments of the industries in which NPRT has interests, there has not been (A) any material adverse change, or any development involving a prospective material adverse change, in the financial condition of NPRT taken as a whole, (B) any damage, destruction or loss to physical property, whether or not covered by insurance, materially and adversely affecting the assets, business or prospects of NPRT, (C) any change, or any development involving a prospective change, in the estimated fair value or net realizable value of any investments of NPRT so as to require, under generally accepted accounting principles, any material change in the allowance for possible investment losses set forth in the October 31 Balance Sheet, (D) any other event directly pertaining to and materially and adversely affecting the assets or, to NPRT's actual knowledge, the business of NPRT, or (E) any amendment to the Declaration of Trust of NPRT, which was last amended as of December 14, 1987 (the "Declaration of Trust").

          (d) Organization and Standing. NPRT is a voluntary business association commonly known as a business trust of the type described in Chapter 182 of the General Laws of Massachusetts, duly established and validly existing pursuant to the Declaration of Trust under the laws of the Commonwealth of Massachusetts and has full power and authority (trust and other) to own its property and conduct its business as presently being conducted. NPRT is duly qualified to do business in good standing in each jurisdiction in which the ownership of its property or the conduct of its business makes such qualification necessary, except in all cases where failure so to qualify would not individually or in the aggregate have a material adverse effect on NPRT's business, operations or financial condition. NPRT is operating, and has operated during all taxable years for which the period to assess tax has not expired, in such manner as to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). NPRT made the election to be taxed as a real estate investment trust commencing with its taxable year ended July 31, 1973, and such election has not been terminated or revoked. To the knowledge of NPRT, shares of beneficial interest of NPRT during all periods to which such election has been applicable have been beneficially owned in such a manner as to permit NPRT to qualify as a real estate investment trust under the Internal Revenue Code. To the knowledge of NPRT, NPRT has been a "domestically-controlled REIT" as such term is defined in section 897(h)(4)(B) of the Internal Revenue Code for the five year period ending on the date hereof. NPRT covenants and agrees that (i) it shall not issue any shares of beneficial interest or other equity securities of NPRT to any "foreign person" (as such term is used in section 897(h)(4)(B) of the Internal Revenue Code or any successor provision) if such issuance would result in ownership of 48 percent or more of the value of outstanding shares of beneficial interest and other equity securities of NPRT, directly or indirectly, by "foreign persons" and (ii) it shall make reasonable efforts, such as the issuance of new equity securities to U.S. persons, to assure that the ownership by "foreign persons" of shares of beneficial interest and other equity securities of NPRT does not equal or exceed 48 percent of the value of all outstanding shares of beneficial interest and other equity securities.
          (e) Capitalization. At the date hereof, the authorized interests of the shareholders of NPRT consist of an unlimited number of Shares, 35,271,180 of which are issued and outstanding, and 1,000,000 Preferred Shares, par value $1.00 per share, none of which have been issued. All of such outstanding Shares have been duly and validly issued and are fully paid and non-assessable by NPRT. There are no options, warrants, calls or commitments of any kind relating to, or securities convertible into, the Shares, except as contemplated hereby and as disclosed in the Reports and in the Proxy Statement and except for employees' stock option plans and agreements for the issuance of not more than an aggregate of 50,000 additional Shares to employees and 5,000 additional Shares to independent contractors.
          (f) Assets and Encumbrances. NPRT has good and insurable title to all its assets, including those reflected in the October 31, 1990 Balance Sheet or purported to have been acquired thereafter (except properties sold or otherwise disposed of since such date in the normal and ordinary course of business), free and clear of all liens, encumbrances, security interests and adverse claims, except for the security interests securing the mortgage notes payable reflected in the October 31, 1990 Balance Sheet or the notes thereto, except as set forth in the NPRT Letter and except for absences or defects of title, liens and encumbrances which do not interfere in any material respect with the conduct of the business of NPRT. Except as set forth in the October 31, 1990 Balance Sheet or the notes thereto or the NPRT Letter, all mortgage notes owned by NPRT and reflected on said balance sheet are valid and legally binding obligations of the issuer thereof and constitute prior perfected security interests in the assets securing such notes and not more than an aggregate of $100,000 of payments of principal or interest on such mortgage notes owned by NPRT are in default.
          (g) Litigation. Except as set forth in the Reports and the NPRT Letter, there are no actions, proceedings or investigations pending, or, to the knowledge of NPRT, threatened, against or affecting NPRT or any of its assets or rights, in any court or before any authority, which if adversely determined would materially and adversely affect the financial condition, business, assets or rights of NPRT.
          (h) Compliance with Other Instruments. Subject to the matters set forth in the Reports and the NPRT Letter, NPRT is not in breach or violation of the terms, conditions or provisions of, or in default under, (i) the Declaration of Trust, (ii) any indenture, mortgage or other agreement or instrument under which NPRT has outstanding any indebtedness for money borrowed, or
(iii) except for immaterial breaches or violations, any statute, law, rule, regulation, order, judgment, decree or other agreement or instrument to which it is subject; and upon approval by The New York Stock Exchange of the listing of the Firm Shares and the NPRT Market Shares, the execution, delivery and performance by NPRT of this Agreement, the issuance, sale and delivery by NPRT of the Firm Shares and the NPRT Market Shares and the consummation by NPRT of the transactions contemplated hereby will not conflict with, or result in a breach or violation of the terms, conditions or provisions of, or constitute a default under, or result in the creation or imposition of any lien pursuant to the terms of, any of the foregoing.
          (i) Regulatory Approval. No consent, approval, authorization or order of, or filing, registration or qualification with, any court or other governmental agency or instrumentality is required in connection with the execution and delivery by NPRT of this Agreement, the issuance, sale and delivery by NPRT of the Firm Shares or the NPRT Market Shares or the consummation by NPRT of the transactions contemplated hereby, except for the filing of a report on Form BE-13A and related forms pursuant to the rules of the Department of Commerce promulgated under the International Investment Survey Act of 1976 and the filing of a Current Report on Form 8-K pursuant to the rules of the Commission promulgated under the Exchange Act.
          (j) Accuracy of Information. All information and documents listed herein as having been furnished or made available to the Fund, its counsel or its representatives prior to the date hereof were true and correct in all material aspects when furnished. The minute books of NPRT made available to Shearman & Sterling contain accurate records of all Board of Trustees and shareholders meetings of NPRT held since December 31, 1985.
          (k) Authority Relative to this Agreement. NPRT has all necessary power and authority to enter into this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agreement by NPRT and the consummation by NPRT of the transactions contemplated hereby have been duly authorized by all necessary trust action on the part of NPRT. This Agreement has been duly executed and delivered by NPRT and, assuming the due authorization, execution and delivery by the Fund hereof, constitutes a legal, valid and binding obligation of NPRT.
          (l) ERISA. The Reports set forth all employee benefit plans (within the meaning of Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")) and all other benefit plans or arrangements currently maintained by NPRT or with respect to which it has, or reasonably expects to have, any liability (the "Plans"). Each Plan is now, and has been, operated in all material respects in accordance with the requirements of applicable law, including the tax-qualification requirements of Section 401(a) and 501(a) of the Internal Revenue Code with respect to any Plan intended to be so qualified. NPRT has not incurred, nor reasonably expects to incur, any material unfunded liability with respect to any of the Plans. The accumulated benefit obligation of any Plan subject to Title IV of ERISA does not exceed by a material amount the assets of such Plan.
          3. Representations, Warranties and Agreements of the Fund. The Fund represents and warrants to, and agrees with, NPRT that:
          (a) Organization and Standing. The Fund is duly organized and validly existing under the laws of the Netherlands and has full power and authority to complete the transactions contemplated by this Agreement.
          (b) Due Authorization. The purchase from NPRT of the Firm Shares and the NPRT Market Shares and the execution of this Agreement have been duly authorized by the Board of Directors of the Fund, and execution of this Agreement and the completion of the purchase from NPRT of the Firm Shares and the NPRT Market Shares by the Fund will not violate any law or rule of any governmental agency to which the Fund is subject.
          (c) Investment Intent. The Fund is purchasing the Firm Shares, and will purchase the NPRT Market Shares, for its own account for investment and not with a view to any resale or distribution thereof. If the Fund should in the future decide to dispose of any of the Firm Shares or the NPRT Market Shares (which it does not now contemplate), the Fund agrees that it shall do so only in compliance with the 1933 Act and Section 5 hereof.
          (d) Regulatory Approval. No consent, approval, authorization or order of, or filing, registration or qualification with, any court or other governmental agency or instrumentality is required in connection with the execution and delivery by the Fund of this Agreement or the consummation by the Fund of the transactions contemplated hereby, except for the filing by the Fund of statements on Schedule 13D and reports on Form 3 or Form 4 under Rules 13d-l and 16a-l, respectively, promulgated by the Commission under the Exchange Act, and a report on Form BE-13B and related forms pursuant to the rules of the Department of Commerce promulgated under the International Investment Survey Act of 1976 (all of which the Fund agrees to file). The purchase by the Fund of the Fund Shares does not require the filing of a Pre-Merger Notification Form and related documents under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
          (e) Taxes, etc. No taxes, levies, imposts or charges of the Netherlands or any political subdivision or taxing authority thereof or therein are required to be paid by NPRT in connection with the issue, sale and delivery of the Firm Shares or the Market Shares hereunder.
          (f) Ownership of Shares. As of the date hereof, the Fund does not own, beneficially or otherwise, any Shares.
          4. Covenants of NPRT. NPRT hereby covenants and agrees with the Fund as follows:
          (a) Election of Trustees. NPRT will, if requested by the Fund:
          (i) As soon as practicable after receipt of such request (A) invite a representative of the Fund to attend as a guest all meetings of the Board of Trustees of NPRT until a person designated by the Fund is elected to such Board of Trustees and (B) call a special meeting of shareholders of NPRT to be held as soon as practicable for the purpose of
     (x) adopting an amendment to the NPRT Declaration of Trust increasing the number of authorized Trustees on NPRT's Board of Trustees to not more than 15 and (y) electing a person designated by the Fund to fill one of the vacancies created by such amendment, the adoption of such amendment and the election of such designee to have been recommended by the Board; and

          (ii) so long as the Fund beneficially owns at least 9.9% of NPRT's outstanding Shares, include the Fund's designee in NPRT's Board of Trustees' nominees for election as Trustees at each annual meeting of shareholders unless a designee of the Fund already serves as a Trustee and the term of such Trustee does not expire at such annual meeting.

Any person designated by the Fund other than Messrs. Wim G. Bleijenberg and Jean L.M.J. Klijnen shall be subject to the approval of the Chairman of NPRT or the nominating committee of the Board of Trustees; provided, however, that such approval shall not be unreasonably withheld. At any time that (1) there is no member of the Board of Trustees who was designated by the Fund pursuant to clause (ii) above and (2) the Fund beneficially owns at least 9.9% of NPRT's outstanding Shares, NPRT shall
(A) permit an authorized representative of the Fund meeting the criteria set forth in the immediately preceding sentence to attend all meetings of the Board of Trustees and shall provide the Fund with such notice of and other information with respect to such meetings and actions proposed to be taken without meetings as are delivered to the Trustees and (B) notify the Fund, within ten days thereafter, of the taking of any written action by the Board in lieu of a meeting thereof. The member of the Board of Trustees designated by the Fund pursuant to clauses
(i) and (ii) above shall be appointed a member of the Audit Committee of the Board of Trustees. In the event of any vacancy in the Board of Trustees between annual meetings of NPRT's shareholders, the Fund will cause its designee as Trustee to vote to fill the vacancy with the person nominated by the nominating committee of the Board, or in the absence of any such nomination, the person proposed by the Chief Executive officer of NPRT.
          (b) Financial Statements and Other Documents. So long as the Fund beneficially owns at least 9.9% of NPRT's outstanding Shares, NPRT will dispatch to the Fund, within seven days after the filing thereof with the Commission, two copies of all documents filed by it with the Commission under the 1933 Act or the Exchange Act. If NPRT should cease to be subject to the reporting requirements of the Commission under Section 13(a) or
Section 15(d) of the Exchange Act, it will nevertheless furnish to the Fund substantially the same financial statements, and in substantially the same form and at substantially the same times, as it would have been required to include in any filings with the Commission had it been subject to such requirements.
          (c) Access to Information. NPRT has given, and will give so long as the Fund beneficially owns at least 9.9% of NPRT's outstanding Shares, the Fund, its counsel and its auditors, reasonable access to the books, records, personnel and facilities of NPRT, and will comply with all reasonable requests for the furnishing of information and documents; provided, however, that the Fund agrees not to publish or disclose information or documents not otherwise made public other than to its counsel or auditors without NPRT's prior written consent.
          (d) Restriction on Issuance of Shares. For a period of six months from the Closing Date of the Firm Shares, NPRT shall not, except for Shares issued pursuant to NPRT's Dividend Reinvestment Plan in effect on the date hereof and Shares issued under any 401k plan, employee stock option, purchase plan or agreement in effect on the date of this Agreement, issue or sell any Shares at a price of less than U.S. $16.75 or issue, sell or grant any option, warrants or calls relating to, or any security convertible into, any Shares which have an exercise or conversion price of less than U.S. $16.75 per Share.
          (e) Use of Proceeds. NPRT will invest the proceeds from the sale of the Firm Shares and the NPRT Market Shares (net of the reasonable expenses payable by NPRT under Section 9(c) hereof and any other out-of-pocket expenses incurred by NPRT in connection with the execution and delivery of this Agreement and the issuance, sale and delivery of the Firm Shares and the NPRT Market Shares) as follows:
          The primary use of the proceeds will be for acquisitions of additional properties as suitable opportunities arise. NPRT's principal emphasis has been and is expected to continue to be shopping centers and garden apartment properties. The Trust may also use a portion of the proceeds to renovate, expand and improve existing Trust properties and to add to working capital. In the interim, such proceeds may be invested in short-term or intermediate-term government securities, obligations of the Government National Mortgage Association, bankers' acceptances, certificates of deposit of commercial banks and savings banks and savings and loan associations which are members of the Federal Deposit Insurance Corporation, deposits in members of the Federal Home Loan Bank System, time deposits, commercial paper, other market instruments, bonds, notes and common and preferred stock.

Neither such proceeds nor any income earned from investments thereof shall be used for any purposes other than making the investments permitted by the first sentence of this paragraph
(e); provided, however, that any such income may be used to pay cash dividends on, or to make distributions to holders of, NPRT's Shares.
          5. Covenants of the Fund. For the purpose of establishing criteria to determine whether, at various points of time in the future, the then members of the Board of Trustees and the then executive officers of NPRT reflect some degree of continuity with their then immediate predecessors for the purposes of this paragraph 5 and paragraph 8, (i) a "Continuing Trustee" means a Trustee who either was a Trustee on the Closing Date, or at any time thereafter is a Trustee whose nomination was approved by a majority of the Continuing Trustees (provided that, in the event only two Trustees constitute all of the Continuing Trustees and one of such Trustees is a Continuing Officer, the Trustee who is a Continuing Officer shall be deemed to be "a majority of the Continuing Trustees" for purposes of this clause
(i)), (ii) an "Executive Officer" means an executive officer of NPRT required to be named as an executive officer in NPRT's then most recent Annual Report on Form 10-K, and (iii) a "Continuing Officer" means an Executive Officer who either at any time now or hereafter has been an Executive Officer for at least two years, or who at any time now or hereafter is elected to his or her office by a majority of the Continuing Trustees.
          The Fund hereby covenants and agrees with NPRT that, provided Continuing Trustees constitute a majority of the Board of Trustees and Continuing officers constitute a majority of the Executive Officers:
          (a) Restriction on Disposition of Shares. Except for sales or transfers to affiliates of the Fund, the Fund will not pledge, hypothecate, sell or transfer any of the Firm Shares or the NPRT Market Shares for a period of ten years from the Closing Date; provided, however, that after the closing for the NPRT Market Shares the Fund may pledge all or any part of the Fund Shares from time to time pursuant to bona fide loan transactions where the Fund's obligations are guaranteed by an entity satisfactory to NPRT and which expressly provide that in the event the Fund Shares are transferred by reason of exercise of the pledgee's rights, all transferees of the Fund Shares shall remain bound by the provisions of this Agreement (provided, however that the rights and obligations of all transferees which are affiliates of the Fund shall be governed by paragraph 9(e) hereof, and provided, further that if the pledgee is a non-affiliate of the Fund, it and its transferees shall not be bound by those provisions contained in paragraph 5 hereof) but shall not have any of the Fund's rights to designate a Trustee or receive access to financial information or the Fund's registration rights herein contained, including without limiting the generality of the foregoing, those rights set forth in paragraphs 4 and 7 hereof; provided, further, that beginning five years after the Closing Date, the Fund may sell up to one-half of the maximum number of Shares which the Fund is permitted at any time to own under this Agreement (i) in underwritten public offerings registered under the 1933 Act and, in the case of public offerings resulting from the exercise of the rights of the Fund under paragraph 7(a) hereof, in which the managing underwriter or underwriters represent that it is their intention to distribute the Firm Shares and the net Shares being sold in such a manner that no single purchaser will acquire more than 10% of the total of the Firm Shares and the NPRT Market Shares originally purchased by the Fund or (ii) in placements either registered under the 1933 Act or exempt therefrom under Rule 144 promulgated thereunder in which no purchaser acquires more than 5% of the total of the Firm Shares and the NPRT Market Shares originally purchased by the Fund.
          Notwithstanding the foregoing, if at any time after the date hereof: (x)(i) there is signed a termination or modification of the existing income tax convention between the United States and the Netherlands with the effect that at any time after the effective date thereof dividend distributions by NPRT to the Fund will be subject to United States tax at a rate in excess of 15 percent or (ii) the ownership of shares of beneficial interest and other equity securities of NPRT held by "foreign persons" (as such term is used in section 897(h)(4)(B) of the Internal Revenue Code or any successor provision), directly or indirectly, equals or exceeds 48 percent in value of all outstanding shares of beneficial interest and other equity securities of NPRT, then the Fund shall have the right at its sole cost and expense to sell or otherwise dispose of all or part of the Fund Shares and (y) legislation shall be introduced in the United States Congress which, if enacted, would subject the Fund to United States tax on the sale or exchange of Shares, then the Fund shall have the right at its sole cost and expense to sell or otherwise dispose of all Shares held by the Fund (or that portion of the Shares owned by the Fund as may be necessary to reduce the ownership of Shares by the Fund so that such legislation is inapplicable to the Fund). Any Shares sold or otherwise disposed of by the Fund pursuant to the preceding sentence shall be sold or otherwise disposed of (x) in an underwritten public offering registered under the 1933 Act or (y) in one or more private placements exempt from registration under the 1933 Act to one or more persons approved by NPRT, such approval not to be unreasonably withheld.
          (b) Voting Fund Shares. Provided that William Newman, Joseph Newman and Melvin D. Newman or their respective heirs, executors, legal representatives, successors or assigns (except open market purchasers), vote the Shares owned or the voting of which is controlled by them in favor of the election as a Trustee of any person designated by the Fund in accordance with paragraph 4(a) hereof, the Fund will vote the Fund Shares:
          (i) for a period from the Closing Date until December 24, 2001, in favor of the election of the Board of Trustees' nominees for Trustees; and

          (ii) for a period of five years from the Closing Date, in the manner recommended by the Board of Trustees of NPRT on any proposal presented by the Board to the shareholders of NPRT provided, however, that the Fund shall not be required to vote in any such manner if such vote would adversely affect the Fund's Shares by decreasing the amount of dividends or distributions payable on account of the Fund Shares or the amount payable thereon upon liquidation of the Trust or by having some other demonstrable adverse economic effect on the Fund Shares, or by diminishing or eliminating any voting rights pertaining thereto or the Fund's right to designate a Trustee or the Fund's registration rights (any proposal which would equally affect all of the Trust's Shares, so that the effect on the Fund's Shares is pro rata in proportion to all of the Trust's Shares then outstanding, is not a proposal which "adversely affects the Fund's Shares" within the meaning of this proviso, e.g., a proposal to approve a large issuance of shares).

          6. Conditions to Obligation of the Fund. The obligation of the Fund to purchase and pay for the Shares shall be subject to the accuracy as of each Closing Date (as if made on such Closing Date) of the representations and warranties of NPRT herein, to the performance by NPRT of its obligations hereunder to be performed on or before such Closing Date, and to the satisfaction of the following conditions on such Closing Date:
          (a) Opinion of NPRT's Counsel. The Fund shall have received an opinion or opinions of Hofheimer Gartlir & Gross or Altheimer & Gray, counsel to NPRT, dated the Closing Date and in form and substance satisfactory to the Fund, to the effect that:
          (i) NPRT is a voluntary business association commonly known as a business trust of the type described in Chapter 182 of the General Laws of Massachusetts, duly established and validly existing pursuant to the Declaration of Trust under the laws of the Commonwealth of Massachusetts and has the requisite power to conduct the business in which it is engaged on the Closing Date;

          (ii) This Agreement has been duly authorized, executed and delivered by NPRT and constitutes a valid and legally binding obligation of NPRT, enforceable in accordance with its terms, subject,,as to enforcement, to bankruptcy, insolvency, reorganization or other laws of general applicability relating to or affecting the enforcement of creditors' rights and to general equity principles (except that such counsel need not express an opinion as to the indemnity and contribution agreements in Section 7(e) hereof);

          (iii) All of the outstanding Shares (including the Firm Shares and the Market Shares) have been duly authorized and the outstanding Shares are, and the Firm Shares and the Market Shares when issued in accordance with paragraph 1 hereof will be, validly issued, fully paid and nonassessable by the Trust, and neither the Declaration of Trust nor general principles of Massachusetts law provide the shareholders of NPRT with preemptive rights;

          (iv) No consent, approval, authorization or order of, or filing, registration or qualification with, any court or other governmental agency or instrumentality is required in connection with the execution, sale and delivery by NPRT of this Agreement, the issuance, sale and delivery by NPRT of the Firm Shares or the NPRT Market Shares or the consummation by NPRT of the transactions contemplated hereby, except for the filing by NPRT of a report on Form BE-13A and related forms pursuant to the rules of the Department of Commerce promulgated under the International Investment Survey Act of 1976 and the filing of a current Report on Form 8-K pursuant to the rules of the Commission promulgated under the Exchange Act;

          (v) The execution, delivery and performance by NPRT of this Agreement, the issuance, sale and delivery by NPRT of the Firm Shares and the NPRT Market Shares and the consummation by NPRT of the transactions contemplated by this Agreement are not required to be approved by the holders of NPRT's Shares and do not conflict with, or result in a breach or violation of the terms, conditions or provisions of, or constitute a default under, or result in the creation or imposition of any lien pursuant to the terms of, the Declaration of Trust, or any statute, law, rule or regulation or any order, judgment, decree, indenture, mortgage or other agreement or instrument known to such counsel to which NPRT is subject;

          (vi) Except as set forth in the Reports, the NPRT Letter or the October 31, 1990 Balance Sheet or the notes thereto, there are no actions, proceedings or investigations pending, or to the knowledge of such counsel threatened, against or affecting NPRT or any of its properties or rights, which if adversely determined would materially and adversely affect the financial condition, business, assets or rights of NPRT; and

          (vii) It is not necessary in connection with the issue, sale and delivery of the Firm Shares or the NPRT Market Shares, under the circumstances contemplated by this Agreement, to register such Shares under the 1933 Act.

          (b) Opinion of Counsel for the Fund. The Fund shall receive from Shearman & Sterling, special counsel for the Fund, such opinion as to the issuance of the Firm Shares and the NPRT Market Shares and other matters as the Fund may require, and NPRT shall have furnished to such counsel such documents as such counsel may reasonably request for the purpose of enabling them to pass upon such matters.
          (c) Certificate of NPRT. The Fund shall have received a certificate or certificates, dated the Closing Date and in form and substance satisfactory to the Fund, signed by The Chief Executive Officer or the Chief Operating Officer of NPRT to the effect that the representations and warranties of NPRT herein are true and correct, as if made at and as of the Closing Date, and that NPRT has complied with all the agreements and satisfied all the conditions on its part to be performed or satisfied at or prior to the Closing Date.
          (d) Listing. The New York Stock Exchange shall have approved the listing of the Firm Shares and the NPRT Market Shares to be purchased from NPRT.
          (e) Reliance on Massachusetts Lawyers. In rendering their opinions, Hofheimer Gartlir & Gross, Altheimer & Gray and Shearman & Sterling may rely, as to all matters of Massachusetts law, upon the opinion of Hale & Dorr or Fordham & Starrett or other Massachusetts counsel reasonably acceptable to the Fund.
          (f) Voting Agreement. Messrs. William Newman, Joseph Newman and Melvin D. Newman (sometimes herein referred to collectively as the "Newmans") shall have executed an agreement in form reasonably satisfactory to the Fund to vote the Shares owned or the voting of which is controlled by them in favor of the election as a Trustee of any person designated by the Fund in accordance with paragraph 4(a) hereof.
          7. Registration Rights. NPRT hereby covenants and agrees as follows:
          (a) Required Registration of Fund Shares. At any time after five years from the Closing Date (or at such earlier time as mutually agreed in writing by the parties hereto or as permitted by paragraph 5(a) hereof), upon the written request (which shall specify the number of Fund Shares intended to be sold and describe the nature of any proposed sale) of the Fund, NPRT will as soon as practicable (but in any event within six months of the receipt by NPRT of such request, subject to subparagraph "(f)" hereinbelow) prepare, file and use its best efforts to cause to become effective a registration statement under the 1933 Act with respect to such of the Fund Shares as the Fund shall have requested be registered (NPRT shall use Form S-3 if available), subject to the provisions of paragraph "5" hereof, and NPRT shall take whatever action may be required to permit the sale of all such Shares, subject to the provisions of said subparagraph "(f)".
          (b) Incidental Registration. If NPRT at any time plans to file a registration statement covering proposed sales for cash of its equity securities (other than shares issuable upon the exercise of employee stock options or pursuant to any employee share purchase or similar plan) under the 1933 Act (otherwise than pursuant to the provisions of "(a)" above), it will give written notice to the Fund at least 15 days prior to the day on which such registration statement is filed and, at the Fund's written request given within ten days after the receipt of such notice (which request shall specify the number of Fund Shares intended to be sold or disposed of by the Fund), NPRT will use its best efforts to cause all Shares for which registration shall have been requested to be included in such registration statement to the extent required to permit the sale or other disposition thereof in accordance with the method described by the Fund, subject to the provisions of (f) below and of Section 5 hereof.
          (c) Expenses and Maintenance of Registration. NPRT shall keep effective and maintain any registration specified in paragraph (a) or (b) above for such period as the Fund may deem necessary for the purpose of selling or disposing of the Fund Shares, which period shall not exceed the lesser of (y) three months or (z) such period during which the financial statements in the registration statement do not become stale, and from time to time during such period shall amend or supplement the prospectus used in connection therewith to the extent necessary in order to comply with applicable law. NPRT shall furnish the Fund with as many copies of any prospectus (and of any amended or supplemented prospectus) in connection with any such registration as it may reasonably request and shall, when and as requested by the Fund, take any action necessary to permit the offering of the Fund Shares covered by such registration under the securities laws of such states as it may reasonably designate; provided, however, that NPRT shall not be required to qualify as a foreign corporation to do business or to give a general consent to service of process. All expenses, disbursements and fees in connection with any registration contemplated by paragraph (a) or
(b) above or under this paragraph (c) shall be borne by the persons seeking to sell the Shares so registered in proportion to the number of such Shares sought to be sold by such persons.
          (d) Opinion of Counsel Upon Registration. At the time when any registration statement under the 1933 Act pursuant to paragraph (a) or (b) above becomes effective, and at the time of each post-effective amendment, NPRT will furnish to the Fund, and any underwriters or broker-dealers through whom the Fund Shares may be sold, (A) an opinion of counsel to NPRT to the effect that
(i) to the best of the knowledge of such counsel, no stop order suspending the effectiveness of the registration statement has been issued and no proceedings for that purpose have been instituted or are pending or contemplated under the 1933 Act,
(ii) the registration statement and the prospectus, as of the effective date of the registration statement or amendment, as the case may be, appeared on their face to be appropriately responsive in all material respects to the requirements of the 1933 Act and the applicable rules and regulations of the Commission thereunder, (iii) such counsel have no reason to believe that the registration statement or the prospectus, as of the effective date of the registration statement or amendment, as the case may be, contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary to make the statements therein not misleading and (iv) the Fund Shares offered thereby have been duly authorized and validly issued and are fully paid and non-assessable by NPRT; it being understood that such counsel need not express any opinion or belief as to the financial statements or other financial data contained in the registration statement or prospectus, and (B) a comfort letter from the independent public accountants of NPRT, in customary form and covering such matters of the type customarily covered by the comfort letters given by such accountants to the underwriters in NPRT's underwritten public offerings managed by nationally recognized underwriters.
          (e) Indemnification. NPRT hereby agrees to indemnify the Fund, any underwriter or broker-dealer through whom the Fund Shares may be sold and each person, if any, who controls the Fund or any such underwriter or broker-dealer within the meaning of the 1933 Act, against all losses, claims, damages, liabilities or expenses or actions in respect thereof (under the 1933 Act or common law or otherwise) caused by any untrue statement of a material fact contained in any registration statement or prospectus (and as amended or supplemented if NPRT shall have furnished any amendments or supplements thereto) or any preliminary prospectus or caused by any omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading; and will reimburse the Fund for any legal or other expenses reasonably incurred by it in connection with investigating or defending against such loss, claim, damage, liability or action, except insofar as such losses, claims, damages, liabilities or expenses are caused by any untrue statement or omission contained in information furnished in writing to NPRT by the Fund expressly for use therein. In connection with any registration statement in which the Fund is participating, the Fund promptly will furnish NPRT in writing such information as shall reasonably be requested by NPRT for use in any such registration statement or prospectus and will indemnify NPRT, its Trustees and officers, each underwriter and each person, if any, who controls NPRT or any underwriter within the meaning of the 1933 Act, against any losses, claims, damages, liabilities and expenses and actions in respect thereof (under the 1933 Act or common law or otherwise) resulting from any untrue statement of a material fact or any omission of a material fact required to be stated in the registration statement or prospectus or necessary to make the statements therein not misleading; and will reimburse NPRT for any legal or other expenses reasonably incurred by it in connection with investigating or defending against such loss, claim, damage, liability or action, but only to the extent that such untrue statement or omission is contained in information so furnished in writing by the Fund expressly for use therein. Each party hereto will also agree that in the event any such indemnification by it is held by a court to be unavailable, such party will contribute to any damages paid by the other party or any underwriter or broker-dealer which would have been paid had such indemnification not been held to be unavailable.
          (f)  Limitations on Rights to Registration.
Notwithstanding the provisions of (a) above:
          (i) NPRT shall not be required to register Fund Shares owned by the Fund or any assignee of the Fund under the 1933 Act if in the opinion of counsel to NPRT and the opinion of special counsel to the Fund or any assignee of the Fund, as the case may be, such registration is not necessary under the circumstances;

          (ii) NPRT shall not be required to file more than two registration statements pursuant to the provisions of "(a)" above, and NPRT shall be required to file the second such registration statement only at such time which does not, in NPRT's reasonable judgment, materially and adversely interfere with NPRT's plans for any public offering and/or private placement of its Shares contemplated to occur within six months of the date of the Fund's notice requesting registration or its use of Shares to acquire property in a pending transaction or where the registration statement requirements would cause its officers and staff to devote any substantial business time to the compiling or updating of financial information outside of the normal course of business.

          (iii) The rights to registration specified in (b) above shall be limited to situations where a proposed public distribution of the Fund Shares to be registered is to be effected forthwith upon the effectiveness of a registration statement with respect thereto;

          (iv) The minimum number of Fund Shares included in a registration statement pursuant to the provisions of paragraph (a) above shall be 1,000,000; and

          (v) If NPRT has filed a registration statement covering the sale for its own account of its own securities to underwriters for the purpose of making a public offering and Fund Shares are to be included therein pursuant to the provisions of paragraph (b) above and if in the judgment of the managing underwriter or underwriters of the proposed public offering of such securities such inclusion would materially and adversely affect such public offering and notification of such determination is given to the Fund as promptly as practicable, the number of Shares to be offered for the account of the Fund shall be reduced to the extent recommended by such managing underwriter or underwriters; provided that, if securities are being offered for the account of other persons as well as NPRT, the proportion by which the number of Shares intended to be offered by the Fund is reduced shall not exceed the proportion by which the number of Shares intended to be offered by such other persons is reduced; and provided further that if the reduction in the number of Shares to be offered by the Fund would, in the judgment of such managing underwriter or underwriters, be insufficient to substantially eliminate the material adverse effect that inclusion of the Fund Shares requested to be included would have on such offering, such Fund Shares shall be excluded from such offering. If any such Fund Shares are therefore not included in two such registration statements, NPRT will file an additional registration statement pursuant to the provisions of paragraph (a) above.

          8.  Additional Agreements.  Except as provided in this
Section 8, the Fund agrees, provided Continuing Trustees constitute a majority of the Board of Trustees and Continuing Officers constitute a majority of the Executive Officers, that for a period of 15 years after the Closing Date the Fund will not, without the prior consent of NPRT's Board of Trustees specifically expressed in a resolution adopted by a majority of the Trustees of NPRT who are not designated by the Fund, acquire, by purchase or otherwise, any securities, including convertible securities, which entitle the holder directly or upon conversion to vote for the election of Trustees of NPRT ("Voting Securities"), if immediately after such acquisition the Fund, its Trustees and officers would hold in the aggregate more than 15% of the total votes of all Voting Securities at the time outstanding (assuming conversion of all convertible securities); provided, however, that the provisions of this paragraph shall not prevent the Fund from converting any securities held by it into Shares, if such securities have been called for redemption by NPRT or NPRT has taken other action which would cause a failure so to convert such securities to have an adverse effect on the Fund.
          So long as the Fund beneficially owns at least 9.9% of the Shares, NPRT agrees that in the event that it should propose to issue and sell for cash additional Voting Securities (such additional Voting Securities are herein referred to as the "Additional Securities"), it will give the Fund notice of such proposal (the "Proposal Notice") and the Fund shall thereupon have the right to purchase from NPRT sufficient securities of the same class and having the same terms as the Additional Securities so that after the issuance of the Additional Securities the Fund will own the same percentage of Shares as the Fund owned prior to the issuance of the additional shares (such securities which the Fund shall have a right to purchase are herein referred to as the "Fund's Additional Securities"); provided, however, that on and after the fifteenth anniversary date of the initial Closing Date, the Fund's rights hereunder shall be limited to maintaining a percentage of Shares which shall not exceed 9.9% of the outstanding Shares. The purchase price per share to be paid by the Fund for the Fund's Additional Securities shall be the public offering price or sales price or, in the case of a subscription offering made to all holders of outstanding Shares, the subscription price, less in each case underwriting discounts or commissions, if any. The Fund's right to purchase the Additional Securities shall be exercised by written notice to NPRT given by the Fund not more than seven business days following receipt by the Fund of the Proposal Notice, setting forth the amount of the Fund's Additional Securities to be purchased. Upon receipt by NPRT of such notice, the Fund shall be obligated to purchase from NPRT, and NPRT shall be obligated to sell to the Fund, such amount of the Fund's Additional Securities, such purchase and sale to take place on the closing of the issuance of the Additional Securities (in the event of a private placement, such purchase and sale shall take place within 30 days of the closing of the private placement); provided, however, that in the event the Additional Securities are not issued within three months after the receipt by NPRT of the notice setting forth the amount of the Fund's Additional Securities to be purchased by the Fund, then the parties shall have no further obligations pursuant to this sentence and NPRT shall not thereafter proceed with the issuance of the Additional Securities without giving the Fund a new notice pursuant to the preceding sentence. All references to "Fund Shares" in paragraphs 5, 7 and 9(e) hereof shall be deemed to include the Fund's Additional Securities. The right to purchase Additional Securities provided for in this paragraph shall not apply to (a) Shares issued for a consideration other than cash, (b) Shares issued under NPRT's Dividend Reinvestment and Share Purchase Plan or (c) up to 200,000 Shares issued during any fiscal year of NPRT under any employee or Trustee stock option or purchase plan or pension plan at a purchase price equal to not less than 85% of the fair market value of such Shares on the date of purchase or the date any such option is granted.
          9.   Miscellaneous.
          (a) Termination. The Fund, provided that prior to the breach or default hereinbelow described the Fund was complying with its obligations under this Agreement, may elect to terminate all or any of the provisions of paragraph 5 hereof after any of the following events: (i) if NPRT breaches, or defaults in the performance of, any of its covenants contained in Section 2 or 4 of this Agreement or elsewhere in this Agreement in any material respect (whether or not such covenants are valid and legally binding obligations of NPRT) or if during their survival period any of NPRT's representations or warranties contained herein are incorrect in any material respect, or (ii) if Messrs. William Newman, Joseph Newman or Melvin D. Newman or their respective heirs, executors, legal representatives, successors or assigns (except open market purchasers), fail to vote the Shares owned or controlled by them in favor of the election as a Trustee of any person designated by the Fund in accordance with paragraph 4(a) hereof (whether or not such covenants are valid and legally binding obligations of such person). If the breach or default is a material breach of subparagraphs (a), (d) or (e) of paragraph 4 or if there is a breach of covenant of the type described in clause (ii) immediately above, the Fund also may elect to terminate all or any of the provisions of paragraph 8 hereof. In the event of any election to terminate hereunder, the Fund shall forthwith give written notice thereof to NPRT and shall not take any action prohibited by Section 5 or 8 hereof unless and until the termination becomes effective. No termination pursuant to this paragraph 9(a) as a result of any such breach or default shall be effective if (i) NPRT or the Newmans shall have remedied or cured such breach or default within 30 days after receipt by them of such notice or, if in NPRT's reasonable judgment such breach or default cannot be cured within such 30-day period, NPRT or the Newmans shall have commenced such remedy or cure within such 30 day period and shall complete such remedy or cure within an aggregate of 60 days after receipt by them of such notice or
(ii) NPRT or the Newmans shall have been enjoined by a court of competent jurisdiction from performing or abiding by the covenant so breached or defaulted upon, provided NPRT or the Newmans shall use their best efforts to cause such injunction to be dissolved (including the exhaustion of all rights of appeal).
          No investigation by the Fund shall affect the representations and warranties of NPRT in Section 2 or the right of the Fund to terminate any portion of this Agreement as provided in this Section 9(a).
          (b) Amendment. This Agreement may be amended or supplemented in any respect at any time by an agreement in writing executed in the same manner as this Agreement.
          (c) Expenses. NPRT shall bear all United States taxes which may be payable in respect of the issue, sale or delivery of any of the Firm Shares or the NPRT Market Shares and the fees and expenses of NPRT's counsel and NPRT's Massachusetts counsel, and the fees of Merrill Lynch & Co. (which is paying its own expenses), investment bankers for NPRT in respect of the transactions contemplated hereby. The Fund shall bear the fees and expenses of Shearman & Sterling, special counsel for the Fund or any substitute for such special counsel (and any other counsel with whom they may consult) in connection with this Agreement, and with respect to the NPRT Market Shares, the Fund shall pay a portion of the fees of Merrill Lynch & Co. equal to 13/16ths of 1% of the purchase price for such Shares. Each party hereto represents to the other that it is not aware of any other person who is entitled, or who may assert a right, to receive a broker's, finder's or similar fee in connection with this Agreement.
          (d) Survival of Representations and Warranties. All representations and warranties contained herein or made in writing in connection herewith shall survive the execution and delivery of this Agreement and the delivery by NPRT of the Firm Shares, and the NPRT Market Shares, regardless of any investigation made by the Fund or on its behalf, for a period of three years from the Closing Date of the Firm Shares.
          (e) Successor and Assigns. All covenants and agreements in this Agreement shall bind and inure to the benefit of the respective successors and assigns of the parties hereto whether so expressed or not; provided, however, that no purchaser of any of the Fund Shares (other than an affiliate of the Fund except as provided in paragraph 5(a)) shall have the benefits of a successor or assign by reason merely of such purchase but such purchaser shall be bound by the Fund's obligations under this Agreement, except that the provisions of Section 7 shall inure to the benefit of and be binding upon any purchaser of more than 200,000 Fund Shares. Notwithstanding the foregoing, Purchasers of Fund Shares in any public offering of such Fund Shares shall not be subject to any of the obligations, or have the benefit of any of the rights, of the Fund under this Agreement.
          (f) Notices. All communications provided for hereunder shall be hand delivered, sent by courier, or sent by facsimile transmission and confirmed by a hand delivered confirmation or a fax advice of such delivery. If at any time either party is delivering a communication to the other party, a fax advice of such delivery shall be faxed to the other party at the time such communication is deposited with a courier or other by hand deliverer. If to the Fund, such communications shall be addressed to the Fund at its offices at Oude Lindestraat 70, correspondentieadres, postbus 2980, 6401 DL Heerlen, The Netherlands, Attn: Jean L.M.J. Klijnen, with a copy to Shearman & Sterling, at 599 Lexington Avenue, New York, New York 10022,
Attn: Cornelius Dwyer, Jr., Esq.; if to NPRT, addressed to it at its offices at 1120 Avenue of the Americas, New York, New York 10036, with copies to Hofheimer Gartlir & Gross, 633 Third Avenue, New York, New York 10017 and Altheimer & Gray, 10 South Wacker Drive, Chicago, Illinois 60606; or to such other address with respect to any party as such party shall notify the other party hereto in writing.
          (g) Stock Splits. All numbers of Shares and prices per Share included herein shall be adjusted for any stock dividends, stock splits or revenue stock splits paid or made after the date of this Agreement.
          (h) Descriptive Headings. The descriptive headings of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.
          (i) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.
          (j) Legends on Shares: REIT Qualification. The Fund acknowledges that the certificates for the Firm Shares and the NPRT Market Shares delivered on the Closing Dates will bear the legend required by Section 6.3 of the Declaration of Trust and a legend referring to the Fund's agreements in the second sentence of Section 3(c) hereof and in Section 5 hereof and the Fund agrees to be bound by the provisions of such legends.
          (k) Immunity of Trustees, et al. No obligation of NPRT hereunder is personally binding upon, nor shall resort in respect thereof be had to the private property of, any of the Trustees, shareholders, officers, employees or agents of NPRT, but the Trust Property (as defined in the Declaration of Trust) or a specific portion thereof only shall be bound.
          IN WITNESS WHEREOF, this Agreement has been executed on behalf of NPRT and the Fund, all as of the date first above written.

NEW PLAN REALTY TRUST              BELEGGINGSMAATSCHAPPIJ MIDAS
B.V.


By                                 By

  Title:                             Title:

The undersigned, to induce NPRT (the terms used herein are those used in the above Agreement) to enter in to the above Agreement with the Fund, the undersigned's wholly-owned subsidiary, and for other good and valuable consideration the receipt whereof is hereby acknowledged, hereby guarantees to NPRT, and its successors and assigns, the full payment of the purchase price by the Fund for the Firm Shares on the initial Closing Date if the conditions for the payment of the purchase price have been satisfied. This guaranty of the undersigned is irrevocable and shall bind the undersigned and its successors and assigns.


                                   ALGEMEEN BURGERLIJK
                                   PENSIOENFONDS


                                   By