Form 10-Q
period 1994-10-31
NEW PLAN REALTY TRUST
filed 1994-12-09
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1994
          OR


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________ TO
          __________

     Commission file number 1-8459


             NEW PLAN REALTY TRUST AND SUBSIDIARIES

     (Exact name of registrant as specified in its charter)

     MASSACHUSETTS                     13-1995781
(State or other Jurisdiction of       (IRS Employer
 Incorporation or Organization)     Identification No.)

      1120 Avenue of the Americas, New York, New York 10036
       (Address of Principal Executive Office) (Zip Code)

                          212-869-3000
                  Registrant's Telephone Number



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X       No

The number of shares outstanding at November 30, 1994 was 52,761,697.



                     Total number of pages 9

              NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               OCTOBER 31, 1994 AND JULY 31, 1994
                           (UNAUDITED)
                         (IN THOUSANDS)

ASSETS:                                      10/31/94    7/31/94
______                                       ________    _______
  Real estate, at cost
     Land and buildings                      $661,781   $621,342
   Less accumulated depreciation
        and amortization                       52,555     49,102
                                             ________   ________
                                              609,226    572,240

   Cash and cash equivalents                    1,867      3,116
   Marketable securities (Note B)               5,991      6,293
   Mortgages and notes receivable               22,90     22,910
   Trade and notes receivable                   6,268      6,290
   Other receivables                            1,832      1,628
   Prepaid expenses and deferred charges        3,046      2,429
   Other assets                                 1,833      2,087
                                             ________   ________
          TOTAL ASSETS                       $652,964   $616,993
                                             ========   ========
LIABILITIES:
___________
   Mortgages payable                         $ 33,422   $ 28,060
   Notes payable (Note C)                      39,000      7,500
   Other liabilities                           11,496     13,666
   Tenants' security deposits                   2,498      2,274
                                             ________   ________
          TOTAL LIABILITIES                    86,416     51,500
                                             ________   ________
SHAREHOLDERS' EQUITY:
____________________
   Shares of beneficial interest without
     par value, unlimited authorization;
     issued and outstanding**                 612,481    609,067
   Less:
     Loans receivable for share purchases       3,628      3,630
     Distributions in excess of
       net income                              42,305     39,944
                                             ________   ________
          TOTAL SHAREHOLDERS' EQUITY          566,548    565,493
                                             ________   ________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $652,964   $616,993
                                             ========   ========
    ** SHARES ISSUED AND OUTSTANDING           52,761     52,594
                                               ======     ======
See accompanying notes to consolidated financial statements.




             NEW PLAN REALTY TRUST AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
           (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


                                             THREE MONTHS ENDED
                                             10/31/94   10/31/93
                                             ________   ________
REVENUES
________
 Rental income and
  related revenues                            $29,138    $20,057
 Interest and dividend
  income                                          823      1,847
                                              _______    _______
                                               29,961     21,904
                                              _______    _______
OPERATING EXPENSES
 Operating costs                                6,925      4,106
 Leasehold rents                                  139        109
 Real estate and other taxes                    2,691      2,199
 Interest expenses                                741        450
 Depreciation and amortization                  3,473      2,400
 Provision for doubtful accounts,
  net of recoveries (Note E)                      238        279
                                              _______    _______
 TOTAL OPERATING EXPENSES                      14,207      9,543
                                              _______    _______
 Administrative expenses                          495        791
                                              _______    _______
 INCOME BEFORE GAIN ON SALE
 OF PROPERTY AND SECURITIES                    15,259     11,570
                                              _______    _______
 Gain on sale of property                                    468
 Gain on sale of securities, net                              26
                                              _______    _______
     NET INCOME                               $15,259    $12,064
                                              =======    =======
     NET INCOME PER SHARE                       $0.29      $0.25

     DIVIDENDS PER SHARE                       $0.335     $0.325

     WEIGHTED AVERAGE SHARES
     OUTSTANDING                               52,646     49,005


See accompanying notes to consolidated financial statements.

             NEW PLAN REALTY TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED)(IN THOUSANDS)

                                             THREE MONTHS ENDED
                                             10/31/94   10/31/93
                                             ________   ________
OPERATING ACTIVITIES
____________________
 Net Income                                   $15,259    $12,064
 Adjustment to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization              3,473      2,400
                                              _______    _______
                                               18,732     14,464

     Gain on sale of property                      --       (468)
     Gain on sale of securities, net               --        (26)
     Changes in operating assets and
      liabilities, net
        Increase in trade and notes
         receivable                              (208)    (1,109)
        Increase in other receivables            (204)       (97)
        Increase in allowance for doubtful
         accounts                                 230        274
        Increase in other liabilities           1,243      1,125
        Increase in net sundry assets
         and liabilities                         (160)    (2,290)
                                              _______    _______
        NET CASH PROVIDED BY OPERATING
         ACTIVITIES                            19,633     11,873
                                              _______    _______
INVESTING ACTIVITIES
____________________
 Sales of marketable securities                   302     18,004
 Purchases of marketable securities                --        (81)
 Net proceeds from the sale of property            --      2,005
 Purchase and improvement of properties       (38,408)   (61,450)
 Repayment of mortgage notes receivable             9          4
                                              _______    _______
        NET CASH USED IN INVESTING
         ACTIVITIES                           (38,097)   (41,518)
                                              _______    _______
FINANCING ACTIVITIES
____________________
 Distributions to shareholders                (17,620)   (15,913)
 Issuance of shares of beneficial
  interest pursuant to dividend
  reinvestment plan                             3,395      3,573
 Issuance of shares of beneficial interest
  upon exercise of stock options                   19        173
 Repayment of short-term debt                  (7,500)
 Proceeds from short-term debt                 39,000
 Principal payments on mortgages                  (81)       (98)
 Repayment of mortgages                                   (5,794)
 Repayment of loans receivable for the
  purchase of shares of beneficial interest         2         85
                                              _______    _______
    NET CASH PROVIDED BY/(USED IN)
     FINANCING ACTIVITIES                      17,215    (17,974)
                                              _______    _______
           DECREASE IN CASH AND CASH
            EQUIVALENTS                        (1,249)   (47,619)

 Cash and cash equivalents at beginning
  of year                                       3,116    102,312
                                              _______   ________
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                    $ 1,867   $ 54,693
                                              =======   ========

See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           __________________________________________

Note A:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Trust, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three months ended October 31, 1994 are not necessarily indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K.


Note B:  Marketable securities

Equity securities are carried at the lower cost or market while debt securities are carried at cost.

Marketable securities consist of the following (in thousands):

                             10/31/94     7/31/94
                             ________     _______

Equity securities             $   977     $   977
Debt securities                 4,618       4,621
Insured bank
 certificates of deposit          396         695
                             ________     _______
                              $ 5,991     $ 6,293
                             ========     =======
The aggregate market value of the marketable securities at October 31, 1994 and July 31, 1994 was $5,828,000 and $6,481,000,
respectively.


Note C:  Notes Payable

In September 1994 the Trust amended the 364 day unsecured revolving credit facility dated December 30, 1993 to increase the limit on borrowing from $65 million to $100 million. At the time of borrowing, the Trust can choose from three interest rate options. There are restrictive covenants that place a ceiling on total indebtedness of the lesser of 50% of tangible net worth or $250,000,000, a ceiling on mortgage indebtedness of $105,000,000, a minimum interest coverage ratio of 2.5 to 1 and a minimum tangible net worth of $400,000,000. At October 31, 1994, the average interest rate on outstanding notes was 5.49%.

Note D:  Supplemental Cash Flow Information

State and local income taxes paid for the three months ended
October 31, 1994 and 1993 were $41,000 and $42,000, respectively.

Interest paid for the three months ended October 31, 1994 and 1993 was $1,005,000 and $454,000, respectively.

Interest costs capitalized for the three months ended October 31, 1994 were $364,000.

The Trust entered into the following non-cash investing and financing activities (in thousands):

                                           10/31/94
                                           ________
Mortgage obligations assumed upon
  the purchase of property                 $  5,443


Note E:  Provision for Doubtful Accounts

The provision for doubtful accounts is net of recoveries. For the three months ended October 31, 1994 and 1993, recoveries were $120,000 and $94,000, respectively.






   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


I.   Liquidity and Capital Resources

     On October 31, 1994 the Trust had $7,858,000 in available cash, cash equivalents and marketable securities.

     During the three month period ended October 31, 1994, the Trust paid approximately $27,300,000 to acquire five shopping centers (587,000 gross leasable square feet) and one apartment property (164 units).

     Debt at October 31, 1994 consisted of $33,422,000 of mortgages payable and short term notes payable of $39,000,000. The notes payable are from the Trust's
     $100,000,000 unsecured revolving credit facility which was put into place in December, 1993.

     The dividend reinvestment program provided $3,395,000 during the three month period ended October 31, 1994. In addition, the Trust made dividend distributions of $17,620,000 to shareholders, paid $27,300,000 to acquire new properties and spent approximately $11,100,000 in improvements to properties.

     Funds from operations (net income plus depreciation and amortization of properties less gains from asset sales) increased $4,762,000 to $18,732,000 from $13,970,000 in the prior year's comparable three month period.

     The Trust is continuing its acquisition program which will be financed largely by the use of its $100 million unsecured revolving credit facility.



II. Results of operations for the nine months ended April 30, 1994 and 1993

     A.   Revenues

          Rental income and related revenues increased $9,081,000 to $29,138,000. The increase was primarily due to the acquisition of new properties. In addition, there was an increase in revenues in all categories of properties owned in both periods.

          Interest and dividend income decreased $1,024,000 due to a significantly reduced investment base during this period compared to the prior year. The lower investment base is a result of the purchase of 31 properties (three factory outlet centers, 20 shopping centers, eight apartments) since July 31, 1993.


     B.   Operating Expenses

          Operating costs and leasehold rents increased by $2,849,000 to $7,064,000. The increase was due primarily to the acquisition of new properties.

          Real estate and other taxes increased by $492,000 to $2,691,000. The increase was due primarily to new property acquisitions.

          Interest expense increased $291,000 to $741,000. Mortgage interest increased due to a higher level of debt caused by the assumption of mortgages in connection with the purchase of two properties and the use of the Trust's $100 million unsecured revolving line of credit. The increase in interest expense was partially offset by the capitalization of interest on construction projects which are expanding factory outlets and a shopping center.

          Depreciation and amortization of properties increased
          $1,073,000 due primarily to the acquisition of properties.

          Provision for doubtful accounts, net recoveries, decreased principally because provisions for loss were lower than they were in the first quarter of fiscal
          1993.


     C.   Administrative Expenses

          Administrative expenses as a percentage of total revenues decreased to 1.7% from 3.6%. The decrease was due primarily to the increase in revenue from newly acquired properties.


     D.   Gains on property and securities

          There were no property sales or gains or losses from sale of securities during the quarter ended October 31, 1994.



                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:  Exhibit 27 - Financial Data Schedule
	  Filed for EDGAR filing purposes only.

     (b) During the period covered by this report the Trust filed the following:

               1.   Form 8-K dated August 8, 1994 and Form 8-K/A
                    Amendment No. 1 dated October 6, 1994. These reports contained items 2 and 7.

               2.   Form 8-K/A Amendment No. 1 dated September 1,
                    1994 to Form 8-K filed July 14, 1994. This report contained item 7.





                            SIGNATURE
                            _________

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 9, 1994

                                NEW PLAN REALTY TRUST



                                By: /s/  MICHAEL I. BROWN
                                   ______________________
                                   MICHAEL I. BROWN
                                   Chief Financial Officer


                      EXHIBIT INDEX

Number                 Description               Page
_____  		              ___________               ____