Form 10-K/A
period 1994-07-31
NEW PLAN REALTY TRUST
filed 1994-12-12
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                --------------------------------

                           FORM 10-K/A

                         Amendment No. 1

         Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                --------------------------------


Date of Report December 12, 1994   Commission file number 1-8459

                      New Plan Realty Trust
       (Exact name of registrant as specified in charter)

      Massachusetts                       13-1995781
(State of Incorporation)        (IRS Employer Identification No.)

      1120 Avenue of the Americas, New York, New York 10036
            (Address of principal executive offices)

                          (212) 869-3000
                 (Registrant's telephone number)


     The undersigned registrant hereby amends the following items, exhibits or other portions of its Annual Report on Form
10-K for the fiscal year ended July 31, 1994, dated October 14, 1994, as set forth in the pages attached hereto:

Item 14:  Financial Statements and Exhibits.

          Exhibit 27 - Financial Data Schedule. This exhibit is being filed for EDGAR filing purposes only.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NEW PLAN REALTY TRUST
                              (Registrant)


                           By:  /s/ Michael I. Brown
                              _______________________
                              Michael I. Brown
                              Chief Financial Officer, Controller

Dated:  December 12, 1994
                         EXHIBIT INDEX

Exhibit Number           Description               Page
______________           ___________               ____

     27                  Financial Data Schedule