Form 10-K/A
period 1994-10-31
NEW PLAN REALTY TRUST
filed 1995-02-14
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                    __________________________________

                                FORM 10-K/A


                              Amendment No. 2

              Current Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


                    __________________________________


Date of Report February 14, 1995            Commission file number 1-8459
               _________________                                   ______

                           New Plan Realty Trust
            (Exact name of registrant as specified in charter)


      Massachusetts                               13-1995781
 _____________________                   ______________________________
(State of Incorporation)                (IRS Employer Identification No.)


           1120 Avenue of the Americas, New York, New York 10036
           _____________________________________________________
                 (Address of principal executive offices)

                              (212) 869-3000
                       _____________________________
                      (Registrant's telephone number)


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

                                   NEW PLAN REALTY TRUST
                                        (Registrant)

                                   By: /s/ Michael I. Brown
                                      _______________________
                                      Michael I. Brown
                                      Chief Financial Officer, Controller
Dated:  February 14, 1995

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


                                   ALGEMEEN BURGERLIJK
                                   PENSIOENFONDS


                                   By

                               EXHIBIT 10.2

  ============================================================
  ============================================================


                      REVOLVING CREDIT AGREEMENT



                             by and among



                         NEW PLAN REALTY TRUST

                       THE LENDERS PARTY HERETO,


                                  AND


                    THE BANK OF NEW YORK, AS AGENT




                           ________________

                              $65,000,000
                           ________________



                     Dated as of December 30, 1993




  =============================================================
  =============================================================

TABLE OF CONTENTS


1. DEFINITIONS                                                    1
     1.1. Defined Terms.                                          1
     1.2. Other Definitional Provisions.                         17

2. AMOUNT AND TERMS OF LOANS.                                    18
     2.1. Loans.                                                 18
     2.2. Notes.                                                 18
     2.3. Procedure for Borrowings Other than Competitive
          Bid Borrowings.                                        19
     2.4. Competitive Bid Advances and Procedure for
          Competitive Bid Borrowings.                            20
     2.5. Termination or Reduction of Aggregate
          Commitments.                                           24
     2.6. Prepayments of the Loans.                              25
     2.7. Conversions.                                           26
     2.8. Interest Rate and Payment Dates.                       27
     2.9. Substituted Interest Rate.                             28
     2.10. Taxes; Net Payments.                                  29
     2.11. Illegality.                                           30
     2.12. Increased Costs.                                      30
     2.13. Indemnification for Loss Relating to
           Eurodollar Advances.                                  32
     2.14. Option to Fund.                                       33
     2.15. Use of Proceeds.                                      33
     2.16. Capital Adequacy.                                     33
     2.17. Agent's Records.                                      34
     2.18. Extension of Termination Date.                        35
     2.19. Failure to Fund; Facility Fee.                        38

3. FEES; PAYMENTS                                                39
     3.1. Facility Fee.                                          39
     3.2. Pro Rata Treatment and Application of Principal
          Payments.                                              39

4. REPRESENTATIONS AND WARRANTIES                                40
     4.1. Subsidiaries.                                          40
     4.2. Existence and Power; Declaration of Trust.             40
     4.3. Authority.                                             40
     4.4. Binding Agreement.                                     41
     4.5. Litigation.                                            41
     4.6. Required Consents.                                     41
     4.7. No Conflicting Agreements.                             42
     4.8. Compliance with Applicable Laws.                       42
     4.9. Taxes.                                                 42
     4.10. Governmental Regulations.                             43
     4.11. Federal Reserve Regulations; Use of Loan
           Proceeds.                                             43
     4.12. Plans; Multiemployer Plans.                           43
     4.13. Financial Statements.                                 43
     4.14. Property.                                             44
     4.15. Franchises, Intellectual Property, Etc.               44
     4.16. Environmental Matters.                                45
     4.17. Labor Relations.                                      46
     4.18. Burdensome Obligations.                               46
     4.19. REIT Status.                                          46
     4.20. No Misrepresentation.                                 47

5. CONDITIONS TO FIRST LOANS                                     47
     5.1. Evidence of Action.                                    47
     5.2. This Agreement.                                        47
     5.3. Notes.                                                 48
     5.4. Litigation.                                            48
     5.5. Opinion of Counsel to the Borrower.                    48
     5.6. Opinion of Special Counsel.                            48
     5.7. Fees.                                                  48
     5.8. Fees and Expenses of Special Counsel.                  48

6. CONDITIONS OF LENDING - ALL LOANS                             49
     6.1. Compliance.                                            49
     6.2. Loan Closings.                                         49
     6.3. Borrowing Request.                                     49
     6.4. Documentation and Proceedings.                         49
     6.5. Required Acts and Conditions.                          50
     6.6. Approval of Special Counsel.                           50
     6.7. Supplemental Opinions.                                 50
     6.8. Other Documents.                                       50

7. AFFIRMATIVE COVENANTS                                         50
     7.1. Financial Statements.                                  50
     7.2. Certificates; Other Information.                       51
     7.3. Legal Existence.                                       55
     7.4. Taxes.                                                 55
     7.5. Insurance.                                             55
     7.6. Payment of Indebtedness and Performance of
          Obligations.                                           56
     7.7. Condition of Property.                                 56
     7.8. Observance of Legal Requirements.                      56
     7.9. Inspection of Property; Books and Records;
          Discussions.                                           57
     7.10. Licenses, Intellectual Property.                      57
     7.11. REIT Status.                                          57

8. NEGATIVE COVENANTS                                            57
     8.1. Indebtedness.                                          57
     8.2. Liens.                                                 58
     8.3. Merger, Consolidation and  Certain Dispositions
          of Property.                                           58

     8.4. Contingent Obligations.                                59
     8.5. [Reserved].                                            59
     8.6. Investments, Loans, Etc.                               59
     8.7. Business and Name Changes.                             60
     8.8. Subsidiaries.                                          60
     8.9. Declaration of Trust.                                  60
     8.10. ERISA.                                                60
     8.11. Prepayments of Indebtedness.                          60
     8.12. Sale and Leaseback.                                   60
     8.13. Fiscal Year.                                          61
     8.14. Transactions with Affiliates.                         61
     8.15. Issuance of Additional Capital Stock by
           Subsidiaries.                                         61
     8.16. Interest Coverage Ratio.                              61
     8.17. Minimum Tangible Net Worth.                           61

9. DEFAULT                                                       61
     9.1. Events of Default.                                     61

10. THE AGENT                                                    65
     10.1. Appointment.                                          65
     10.2. Delegation of Duties.                                 65
     10.3. Exculpatory Provisions.                               65
     10.4. Reliance by Agent.                                    66
     10.5. Notice of Default.                                    66
     10.6. Non-Reliance on Agent and Other Lenders.              67
     10.7. Indemnification.                                      67
     10.8. Agent in Its Individual Capacity.                     68
     10.9. Successor Agent.                                      68

11. OTHER PROVISIONS.                                            69
     11.1. Amendments and Waivers.                               69
     11.2. Notices.                                              70
     11.3. No Waiver; Cumulative Remedies.                       71
     11.4. Survival of Representations and Warranties.           71
     11.5. Payment of Expenses and Taxes.                        72
     11.6. Lending Offices.                                      73
     11.7. Successors and Assigns.                               73
     11.8. Counterparts.                                         76
     11.9. Adjustments; Setoff.                                  76
     11.10. Lenders' Representations.                            77
     11.11. Indemnity.                                           77
     11.12. Governing Law.                                       78
     11.13. Headings Descriptive.                                78
     11.14. Severability.                                        78
     11.15. Integration.                                         79
     11.16. Consent to Jurisdiction.                             79
     11.17. Service of Process.                                  79
     11.18. No Limitation on Service or Suit.                    79
     11.19. WAIVER OF TRIAL BY JURY.                             80
     11.20. Termination                                          80
     11.21. Limited Recourse Obligations                         80

                           LIST OF EXHIBITS
                             AND SCHEDULES


Exhibits


Exhibit A  -         Assignment and Assumption Agreement
Exhibit B  -         Commitments and Commitment Percentages
Exhibit C  -         Competitive Bid Borrowing Request
Exhibit D  -         Compliance Certificate
Exhibit E  -         Conventional Borrowing Request
Exhibit F  -         Revolving Credit Note
Exhibit G  -         Opinion of Borrower's Counsel
Exhibit H  -         Opinion of Special Counsel



Schedules

Schedule I      -    Eurodollar and Domestic Lending Office
Schedule 4.1    -    Subsidiaries
Schedule 4.5    -    Litigation
Schedule 4.12   -    Plans
Schedule 8.2    -    Liens
Schedule 8.4    -    Contingent Obligations
Schedule 8.6    -    Investments

           REVOLVING CREDIT AGREEMENT, dated as of December 30, 1993, by and among NEW PLAN REALTY TRUST a Massachusetts business trust (the "Borrower"), each lender party hereto or which becomes a "Lender" pursuant to the provisions of Section 11.7 (each a "Lender" and, collectively, the "Lenders"), and THE BANK OF NEW YORK, as agent (in such capacity, the "Agent").


1.         DEFINITIONS

           1.1. Defined Terms.

                As used in this Agreement, terms defined in the preamble have the meanings therein indicated, and the following terms have the following meanings:

                "ABR Advances": the Loans (or any portions thereof) at such time as they (or such portions) are made and/or being maintained at a rate of interest based upon the Alternate Base Rate.

                "Accountants": Coopers & Lybrand (or any successor thereto), or such other firm of certified public accountants of recognized national standing selected by the Borrower and reasonably satisfactory to the Required Lenders.

                "Advance": an ABR Advance, a Eurodollar Advance or a Competitive Bid Advance, as the case may be.

                "Affected Advance": as defined in Section 2.9.

                "Affected Principal Amount": in the event that (i) the Borrower shall fail for any reason to borrow or convert after it shall have notified the Agent of its intent to do so in any instance in which it shall have requested a Eurodollar Advance pursuant to Section
2.3 or 2.7, or shall have accepted one or more offers of Competitive Bid Advances under Section 2.4, an amount equal to the principal amount of such Eurodollar Advance or Competitive Bid Advance; (ii) a Eurodollar Advance or Competitive Bid Advance shall terminate for any reason prior to the last day of the Interest Period applicable thereto, an amount equal to the principal amount of such Eurodollar Advance or Competitive Bid Advance; and (iii) the Borrower shall prepay or repay all or any part of the principal amount of a Eurodollar Advance or Competitive Bid Advance prior to the last day of the Interest Period applicable thereto, an amount equal to the principal amount of such Eurodollar Advance or Competitive Bid Advance so prepaid or repaid.

                "Affiliate": as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person. For purposes of this definition, control of a Person shall mean the power, direct or indirect, (i) to vote 5% or more of the securities having ordinary voting power for the election of directors of such Person or (ii) to direct or cause the direction of the management and policies of such Person, whether by contract or otherwise.

                "Aggregate Commitments": on any date, the sum of the Commitments of all Lenders on such date.

                "Agreement": this Revolving Credit Agreement, as the same may be amended, supplemented or otherwise modified from time to time.

                "Alternate Base Rate": on any date, a rate of interest per annum equal to the higher of (i) the Federal Funds Rate in effect on such date plus 1/2 of 1% or (ii) the BNY Rate in effect on such date.

                "Applicable Lending Office": in respect of any Lender,
(i) in the case of such Lender's ABR Advances and Competitive Bid
Advances, its Domestic Lending Office and (ii) in the case of such Lender's Eurodollar Advances, its Eurodollar Lending Office.

                "Applicable Margin": 0.50%.

                "Assignment and Acceptance Agreement": an assignment and acceptance agreement executed by an assignor and an assignee pursuant to which such assignor assigns to such assignee all or any portion of such assignor's Note and Commitment, substantially in the form of Exhibit A.

                "Assignment Fee": as defined in Section 11.7(b).

                "Authorized Signatory": the chairman of the board, the president, any vice president, the chief financial officer or any other duly authorized officer (acceptable to the Agent) of the Borrower.

                "Benefited Lender": as defined in Section 11.9.

                "BNY": The Bank of New York.

                "BNY Rate": a rate of interest per annum equal to the rate of interest publicly announced in New York City by BNY from time to time as its prime commercial lending rate, such rate to be adjusted automatically (without notice) on the effective date of any change in such publicly announced rate.

                "Borrowing Date": any Business Day specified in a Borrowing Request delivered pursuant to Section 2.3 or 2.4, as the case may be, as a date on which the Borrower requests the Lenders to make Loans.

                "Borrowing Request": an Conventional Borrowing Request or a Competitive Bid Borrowing Request, as the case may be

                "Business Day": for all purposes other than as set forth in clause (ii) below, (i) any day other than a Saturday, a Sunday or a day on which commercial banks located in New York City are authorized or required by law or other governmental action to close and (ii) with respect to all notices and determinations in connection with, and payments of principal and interest on, Eurodollar Loans, any day which is a Business Day described in clause (i) above and which is also a day on which dealings in foreign currency and exchange and Eurodollar funding between banks may be carried on in London, England.

                "Capital Leases": leases which have been, or under GAAP are required to be, capitalized.

                "Change of Control": the occurrence of any one of the following events:

                (a) any Person becomes the owner of 20% or more of the Borrower's common shares and thereafter individuals who were not trustees of the Borrower on the date of execution of this Agreement are elected as trustees pursuant to an arrangement or understanding with, or upon the request of or nomination by, such Person and constitute at least two of the trustees of the Borrower; or

                (b) there occurs a change of control of the Borrower of a nature that would be required to be reported in response to Item 1a of Form 8-K filed pursuant to Section 13 or 15 under the Securities Exchange Act of 1934, or in any other filing by the Borrower with the Securities and Exchange Commission; or

                (c) there occurs any solicitation of proxies by or on behalf of any Person other than the trustees of the Borrower and thereafter individuals who were not trustees of the Borrower prior to the commencement of such solicitation are elected as trustees of the Borrower pursuant to an arrangement or understanding with, or upon the request of or nomination by, such Person and constitute at least two of the trustees of the Borrower; or

                (d) the Borrower consolidates with, is acquired by, or merges into or with any Person (other than a merger of a Subsidiary into the Borrower where the Borrower is the surviving entity).

                "Code": the Internal Revenue Code of 1986, as the same may be amended from time to time, or any successor thereto, and the rules and regulations issued thereunder, as from time to time in effect.

                "Commitment": in respect of any Lender, such Lender's undertaking during the Commitment Period to make Loans to the Borrower, subject to the terms and conditions hereof, in an aggregate outstanding principal amount not exceeding the amount set forth next to the name of such Lender in Exhibit B under the heading "Commitments", as the same may be reduced pursuant to Section 2.5.

                "Commitment Percentage": as to any Lender, the percentage set forth opposite the name of such Lender in Exhibit B under the heading "Commitment Percentage".

                "Commitment Period": the period from the Effective Date through the day preceding the Expiration Date.

                "Competitive Bid Advance": a Loan advanced pursuant to the provisions of Section 2.4.

                "Competitive Bid Borrowing": a borrowing pursuant to
section 2.4 consisting of simultaneous Competitive Bid Advances from each Lender whose offer to make a Competitive Bid Advance as part of such borrowing has been accepted by the Borrower under the auction bidding procedure set forth in section 2.4.

                "Competitive Bid Borrowing Request": a borrowing request in the form of Exhibit C.

                "Competitive Bid Ceiling": at any time, the difference between (i) $25,000,000, and (ii) the principal balance of all Competitive Bid Advances then outstanding.

                "Compliance Certificate": a certificate substantially in the form of Exhibit D.

                "Consenting Lender": defined in Section 2.18.

                "Consolidated": the Borrower and its Subsidiaries which are consolidated for financial reporting purposes.

                "Consolidated EBIT": at any time of determination, the EBIT of the Borrower and its Subsidiaries on a Consolidated basis, determined in accordance with GAAP, for the immediately preceding four fiscal quarters of the Borrower, or, in the event that the date of determination is a fiscal quarter ending date, the fiscal quarter then ended and the immediately preceding three fiscal quarters.

                "Consolidated Indebtedness": at any time of determination, the Indebtedness of the Borrower and its Subsidiaries at such time on a Consolidated basis, determined in accordance with GAAP.

                "Consolidating": the Borrower and its Subsidiaries taken separately.

                "Contingent Obligation": as to any Person, any obligation of such Person guaranteeing or in effect guaranteeing any Indebtedness, leases, dividends or other obligations ("primary obligations") of any other Person (the "primary obligor") in any manner, whether directly or indirectly, and whether arising from partnership or keep-well agreements, including, without limitation, any obligation of such Person, whether contingent or not contingent
(a) to purchase any such primary obligation or any Property constituting direct or indirect security therefor, (b) to advance or supply funds (i) for the purchase or payment of any such primary obligation or (ii) to maintain working capital or equity capital of the primary obligor or otherwise to maintain net worth, solvency or other financial statement condition of the primary obligor, (c) to purchase Property, securities or services primarily for the purpose of assuring the beneficiary of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation or
(d) otherwise to assure, protect from loss or hold harmless the beneficiary of such primary obligation against loss in respect thereof; provided, however, that the term Contingent Obligation shall not include the indorsement of instruments for deposit or collection in the ordinary course of business. The term Contingent Obligation shall also include the liability of a general partner in respect of the liabilities of the partnership in which it is a general partner. The amount of any Contingent Obligation of a Person shall be deemed to be an amount equal to the stated or determinable amount of the primary obligation in respect of which such Contingent Obligation is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof as determined by such Person in good faith.

                "Conventional Advance": an ABR Advance and/or a
Eurodollar Advance.

                "Conventional Borrowing Request": a borrowing request in the form of Exhibit E.

                "Conversion Date": the date on which a Eurodollar Advance is converted to an ABR Advance, or the date on which an ABR Advance is converted to a Eurodollar Advance, or the date on which a Eurodollar Advance is converted to a new Eurodollar Advance, all in accordance with Section 2.7.

                "Declaration of Trust": Collectively, (i) the
Amendment #4 to Declaration of Trust of New Plan Realty Trust, dated as of December 6, 1972, by William Newman, Joseph Newman, Joseph
Halper, Daniel Cowin and Norman Gold as Trustees, which Amendment #4 by its terms amends and restates in its entirety all prior

Declarations of Trust governing the organization of the Borrower, and
(ii) the following six amendments thereto:

Date
of Amendment                  Amendment
____________                  _________

December 12, 1972             Amendment #5

December 13, 1979             Amendment #6

July 9, 1981                  Amendment #7

December 15, 1982             Amendment #8

December 10, 1985             Amendment #9

December 14, 1987             Amendment #10


          "Default": any event or condition which constitutes an Event of Default or which, with the giving of notice, the lapse of time, or any other condition, would, unless cured or waived, become an Event of Default.

          "Defaulted Portion":  defined in Section 2.19.

          "Dollars" and "$": lawful currency of the United States of America.

          "Domestic Lending Office": in respect of any Lender, initially, the office or offices of such Lender designated as such on
Schedule I; thereafter, such other office of such Lender, through which it shall be making or maintaining ABR Advances or Competitive Bid Advances, as reported by such Lender to the Agent and the Borrower.

          "EBIT": at any time of determination, in respect of any Person, for any period, net income (or loss), calculated after deduction for income taxes, determined in accordance with GAAP; plus the sum of, without duplication: (i) interest expense (as determined in accordance with GAAP), (ii) provision for income taxes. EBIT shall be adjusted on a consistent basis to reflect the acquisition, sale, exchange and disposition of Property during such period.

          "Effective Date": December 30, 1993.

          "Environmental Laws": any and all federal, state and local laws relating to the environment, the use, storage, transporting, manufacturing, handling, discharge, disposal or recycling of hazardous substances, materials or pollutants or industrial hygiene and including, without limitation, (i) the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 USCA Section 9601 et seq.; (ii) the Resource Conservation and Recovery Act of 1976, as amended, 42 USCA Section 6901 et seq.; (iii) the Toxic Substance Control Act, as amended, 15 USCA Section 2601 et seq.; (iv) the Water Pollution Control Act, as amended, 33 USCA Section 1251 et seq.; (v) the Clean Air Act, as amended, 42 USCA Section 7401 et seq.; (vi) the Hazardous Material Transportation Act, as amended, 49 USCA Section 1801 et seq. and (viii) all rules, regulations judgments decrees injunctions and restrictions thereunder and any analogous state law.

          "ERISA": the Employee Retirement Income Security Act of
1974, as amended from time to time, and the rules and regulations issued thereunder, as from time to time in effect.

          "ERISA Affiliate": any Person which is a member of any group of organizations (i) described in Section 414(b) or (c) of the Code of which the Borrower is a member, or (ii) solely for purposes of potential liability under Section 302(c)(11) of ERISA and Section 412(c)(11) of the Code and the Lien created under Section 302(f) of ERISA and Section 412(n) of the Code, described in Section 414(m) or
(o) of the Code of which the Borrower is a member.

          "ERISA Liabilities": without duplication, the aggregate of all unfunded vested benefits under all Plans and all potential withdrawal liabilities under all Multiemployer Plans.

          "Eurodollar Advances": collectively, the Loans (or any portions thereof) at such time as they (or such portions) are made and/or being maintained at a rate of interest based upon the Eurodollar Rate.

          "Eurodollar Lending Office": in respect of any Lender, initially, the office, branch or affiliate of such Lender designated as such on Schedule I (or, if no such office branch or affiliate is specified, its Domestic Lending Office); thereafter, such other office, branch or affiliate of such Lender through which it shall be making or maintaining Eurodollar Advances, as reported by such Lender to the Agent and the Borrower.

          "Eurodollar Rate": with respect to any Interest Period applicable to any Eurodollar Advance, a rate of interest per annum, as determined by the Agent, obtained by dividing (and then rounding to the nearest 1/16 of 1% or, if there is no nearest 1/16 of 1%, then to the next higher 1/16 of 1%):

               (a) the rate, as reported by BNY to the Agent, quoted by BNY to leading banks in the London interbank eurodollar market as the rate at which BNY is offering Dollar deposits in an amount equal approximately to the Eurodollar Advance of BNY to which such Interest Period shall apply for a period equal to such Interest Period, as quoted at approximately 11:00 a.m. two Business Days prior to the first day of such Interest Period, by

               (b) a number equal to 1.00 minus the aggregate of the then stated maximum rates during such Interest Period of all reserve requirements (including, without limitation, marginal, emergency, supplemental and special reserves), expressed as a decimal, established by the Board of Governors of the Federal Reserve System and any other banking authority to which BNY and other major United States money center banks are subject, in respect of eurocurrency funding (currently referred to as "Eurocurrency liabilities" in Regulation D of the Board of Governors of the Federal Reserve System). Such reserve requirements shall include, without limitation, those imposed under such Regulation D. Eurodollar Advances shall be deemed to constitute Eurocurrency liabilities and as such shall be deemed to be subject to such reserve requirements without benefit of credits for proration, exceptions or offsets which may be available from time to time to any Lender under such Regulation D. The Eurodollar Rate shall be adjusted automatically on and as of the effective date of any change in any such reserve requirement.

          "Event of Default": any of the events specified in Section 9, provided that any requirement for the giving of notice, the lapse of time or any other condition has been satisfied.

          "Exclusions": shall mean:

     (i) in the case of the issuance by the Borrower of any Stock (except after the exercise of a stock option) or debt (excluding mortgage indebtedness assumed or acquired in connection with the purchase or acquisition of Real Property in the ordinary course of business), or the Borrower's sale of its Stock, or any instrument convertible into its Stock, for its own account and all sales and other commissions, reasonable fees and expenses of professionals incurred in connection with the foregoing; and

     (ii) in the case of any sale or other disposition of any Property of the Borrower, all sales and other commissions and reasonable fees and expenses of professionals incurred in connection with such sale or disposition and transfer taxes.

          "Expiration Date": the earlier of the Maturity Date or the Termination Date.

          "Extension Request": defined in Section 2.18.

          "Facility Fee": as defined in Section 3.1.

          "Federal Funds Rate": for any day, a rate per annum (expressed as a decimal, rounded upwards, if necessary, to the next higher 1/100 of 1%), equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (i) if the day for which such rate is to be determined is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (ii) if such rate is not so published for any day, the Federal Funds Rate for such day shall be the average of the quotations for such day on such transactions received by BNY as determined by BNY and reported to the Agent.

          "Financial Statements": as defined in Section 4.13.

          "Fixed Rate Advance":  A Eurodollar Advance or a Competitive
Bid Advance.

          "GAAP": generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statement by such other entity as may be approved by a significant segment of the accounting profession, which are applicable to the circumstances as of the date of determination, consistently applied.

          "Governmental Authority": any nation or government, any state or other political subdivision thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government and any court or arbitrator.

          "Hazardous Substance": any hazardous or toxic substance, material or waste, including, but not limited to, (i) those substances, materials, and wastes listed in the United States Department of Transportation Hazardous Materials Table (49 CFR 172.101) or by the Environmental Protection Agency as hazardous substances (40 CFR Part 302) and amendments thereto and replacements therefor and (ii) any substance, pollutant or material defined as, or designated in, any Environmental Law as a "hazardous substance," "toxic substance," "hazardous material," "hazardous waste," "restricted hazardous waste," "pollutant," "toxic pollutant" or words of similar import.

          "Highest Lawful Rate": with respect to any Lender, the maximum rate of interest, if any, that at any time or from time to time may be contracted for, taken, charged or received by such Lender on its Note or which may be owing to such Lender pursuant to this Agreement under the laws applicable to such Lender and this Agreement.

          "Indebtedness": as to any Person, at a particular time, all items which constitute, without duplication, (a) indebtedness for borrowed money (including, without limitation, indebtedness under this Agreement and the Notes) or the deferred purchase price of Property (other than trade payables incurred in the ordinary course of business), (b) indebtedness evidenced by notes, bonds, debentures or similar instruments, (c) obligations with respect to any conditional sale or title retention agreement, (d) indebtedness arising under acceptance facilities and the amount available to be drawn under all letters of credit issued for the account of such Person and, without duplication, all drafts drawn thereunder to the extent such Person shall not have reimbursed the issuer in respect of the issuer's payment of such drafts, (e) all liabilities secured by any Lien on any Property owned by such Person even though such Person has not assumed or otherwise become liable for the payment thereof (other than carriers', warehousemen's, mechanics', repairmen's or other like non-consensual statutory Liens arising in the ordinary course of business), (f) obligations under Capital Leases, (g) Contingent Obligations and (h) ERISA Liabilities.

          "Indemnified Person": as defined in Section 11.11.

          "Intangible Assets": as of any date of determination thereof, the net book value of all assets of the Borrower and its Subsidiaries on a Consolidated basis (to the extent reflected in the Consolidated Balance Sheet of the Borrower at such date) which would be treated as intangibles under GAAP, including, without limitation, goodwill (whether representing the excess cost over book value of assets acquired or otherwise), patents, trademarks, trade names, franchises, copyrights, licenses, service marks, rights with respect to the foregoing and deferred charges (including, without limitation, unamortized debt discount and expense, organization costs and research and development costs).

          "Intellectual Property": all copyrights, trademarks, patents, trade names and service names.

          "Interest Coverage Ratio": at any time, the ratio of (i) Consolidated EBIT to (ii) Interest Expense.

          "Interest Expense": the sum of all interest (as determined in accordance with GAAP) on Consolidated Indebtedness, for, as applicable, the immediately preceding four fiscal quarters of the Borrower, or, in the event that the date of determination is a fiscal quarter ending date, the fiscal quarter then ended and the immediately preceding three fiscal quarters.

          "Interest Payment Date": (i) as to any ABR Advance, the first day of each month commencing on the first such day to occur after such ABR Advance is made or any Eurodollar Advance is converted to an ABR Advance, (ii) as to any Eurodollar Advance in respect of which the Borrower has selected an Interest Period of one, two or three months, the last day of such Interest Period, (iii) as to any Eurodollar Advance in respect of which the Borrower has selected an Interest Period of six months, the day which is three months after the first day of such Interest Period and the last day of such Interest Period, and (iv) as to any Competitive Bid Advance, the last day of the Interest Period applicable thereto.

          "Interest Period": (i) with respect to any Eurodollar Advance requested by the Borrower, the period commencing on, as the case may be, the Borrowing Date or Conversion Date with respect to such Eurodollar Advance and ending one, two, three or six months thereafter, as selected by the Borrower in its irrevocable Borrowing Request as provided in Section 2.3 or its irrevocable notice of conversion as provided in Section 2.7, and (ii) with respect to any Competitive Bid Advance, the period commencing on the Borrowing Date with respect to such Competitive Bid Advance and ending on the maturity date thereof specified in the Competitive Bid Borrowing Request with respect thereto given pursuant to Section 2.4; provided, however, that all of the foregoing provisions relating to Interest Periods are subject to the following:

               (i) if any Interest Period pertaining to a Eurodollar Advance would otherwise end on a day which is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the immediately preceding Business Day;

               (ii) if, with respect to the borrowing of any Loan or the conversion of one Advance to another, the Borrower shall fail to give due notice as provided in Section 2.3, 2.4 or 2.7, as the case may be, the Borrower shall be deemed to have elected that such Loan or Advance shall be made as an ABR Advance;

               (iii) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of a calendar month;

               (iv) no Interest Period selected in respect of any Loan shall end after the Termination Date;

               (v) the Borrower shall select Interest Periods so as not to have more than ten different Interest Periods outstanding at any one time with respect to Eurodollar Advances and five different Interest Periods outstanding at any one time with respect to Competitive Bid Advances; and

               (vi) no Interest Period pertaining to a Competitive Bid Advance shall be shorter than 7 days or longer than 30 days.

          "Investments": as defined in Section 8.6.

          "Lien": any mortgage, pledge, hypothecation, assignment, deposit or preferential arrangement, encumbrance, lien (statutory or other), or other security agreement or security interest of any kind or nature whatsoever, including, without limitation, any conditional sale or other title retention agreement and any capital or financing lease having substantially the same economic effect as any of the foregoing.

          "Loan" and "Loans": as defined in Section 2.1.

          "Loan Documents": collectively, this Agreement and the Notes.

          "Margin Stock": any "margin stock", as said term is defined in Regulation U of the Board of Governors of the Federal Reserve
System, as the same may be amended or supplemented from time to time.

          "Material Adverse Change": a material adverse change in (i) the financial condition, operations or business, prospects or Property of (A) the Borrower or (B) the Borrower and its Subsidiaries taken as a whole, (ii) the ability of the Borrower to perform its obligations under the Loan Documents or (iii) the ability of the Agent and the Lenders to enforce the Loan Documents.

          "Material Adverse Effect": a material adverse effect on (i) the financial condition, operations or business, prospects or Property of (A) the Borrower or (B) the Borrower and its Subsidiaries taken as a whole, (ii) the ability of the Borrower to perform its obligations under the Loan Documents or (iii) the ability of the Agent and the Lenders to enforce the Loan Documents.

          "Maturity Date": the earlier of (i) the Termination Date or
(ii) the date on which the Notes shall become due and payable, whether by acceleration or otherwise.

          "Multiemployer Plan": a plan defined as such Section 3(37) of ERISA to which contributions have been made by the Borrower or any ERISA Affiliate and which is covered by Title IV of ERISA.

          "Net Proceeds": shall mean:

     (i) in the case of the issuance by the Borrower of any Stock (except after the exercise of a stock option) or debt (excluding mortgage indebtedness assumed or acquired in connection with the purchase or acquisition of Real Property in the ordinary course of business), or the Borrower's sale of its Stock, or any instrument convertible into its Stock, for its own account, the aggregate gross proceeds from such issuance or sale, less the applicable Exclusions; and

     (ii) in the case of any sale or other disposition of any Property of the Borrower after a Threshold Event, the excess of:

               (x) the sum of all gross proceeds from such sale or disposition and all sales or dispositions of the Borrower's Property giving rise to such Threshold Event, whether paid directly or indirectly (including the amount of any purchase money mortgages), less the applicable Exclusions in connection therewith, over

               (y) the Threshold Amount.

          "Net Proceeds Event": any (i) issuance of Stock or debt,
(ii) sale of Stock or instruments convertible into Stock or (iii) sale or other disposition of any Property of the Borrower, which, in any case, results in Net Proceeds.

          "Net Worth": as of any date of determination thereof, the Net Worth of the Borrower and its Subsidiaries on a Consolidated basis, as determined in accordance with GAAP.

          "Nonconsenting Lender": defined in Section 2.18.

          "Nonconsenting Lender Termination Date": defined in Section
2.18(c).

          "Note" and "Notes": defined in Section 2.2.

          "Participating Lender": defined in Section 2.4.

          "PBGC": the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA, or any Governmental
Authority succeeding to the functions thereof.

          "Permitted Liens": Liens permitted to exist under Section
8.2.

          "Permitted Mortgage Indebtedness": Indebtedness secured by mortgages on Real Property which does not exceed in the aggregate
$105,000,000 and which was incurred in connection with the purchase or acquisition of such Real Property in the ordinary course of the Borrower's business.

          "Person": an individual, a partnership, a corporation, a business trust, a joint stock company, a trust, an unincorporated association, a joint venture, a Governmental Authority or any other entity of whatever nature.

          "Plan": any employee benefit or other plan established or maintained by the Borrower or any ERISA Affiliate and which is covered by or subject to the minimum funding standards of Title IV of ERISA, other than a Multiemployer Plan.

          "Property": all types of real, personal, tangible, intangible or mixed Property.

          "Proposed Bid Rate": as applied to any Remaining Interest Period with respect to a Lender's Competitive Bid Advance, the rate per annum that such Lender in good faith would have quoted to the Borrower had the Borrower requested that such Lender offer to make a Competitive Bid Advance on the first day of such Remaining Interest Period, assuming no Default or Event of Default existed on such day and that the Borrower had the right to borrow hereunder on such day; such rate to be determined by such Lender in good faith in its sole discretion.

          "Real Property": all real Property, and all interests in real Property, owned, leased or held by the Borrower or any Subsidiary.

          "Reallocated Commitment Percentage": defined in Section
2.18.

          "REIT": a Person qualifying as a Real Estate Investment Trust under sections 856-859 of the Code and the regulations and rulings of the Internal Revenue Service issued thereunder.

          "REIT Guidelines": collectively, the NASAA Statement of Policy Regarding Real Estate Investment Trusts, as adopted by the North American Securities Administrators Association, Inc., and all amendments thereto, and all Federal and state laws and guidelines, including without, limitation all "blue sky" laws, which regulate the business, operation and reporting requirements of REITs generally and which are applicable to the Borrower.

          "Remaining Interest Period": (i) in the event that the Borrower shall fail for any reason to borrow a Loan in respect of which it shall have requested a Eurodollar Advance or convert an Advance to a Eurodollar Advance after it shall have notified the Agent of its intent to do so pursuant to Section 2.3 or 2.7 or accepted one or more offers of Competitive Bid Advances under Section 2.4, a period equal to the Interest Period that the Borrower elected in respect of such Eurodollar Advance or Competitive Bid Advance; or (ii) in the event that a Eurodollar Advance or Competitive Bid Advance shall terminate for any reason prior to the last day of the Interest Period applicable thereto, a period equal to the remaining portion of such Interest Period if such Interest Period had not been so terminated; or
(iii) in the event that the Borrower shall prepay or repay all or any part of the principal amount of a Eurodollar Advance or Competitive Bid Advance (including any mandatory prepayment thereof) prior to the last day of the Interest Period applicable thereto, a period equal to the period from and including the date of such prepayment or repayment to but excluding the last day of such Interest Period.

          "Required Lenders": at any time when no Loans are outstanding or there are Loans comprised of both Conventional Advances and Competitive Bid Advances outstanding, Lenders having Commitments equal to at least 66 2/3% of the Aggregate Commitments. At any time when Loans comprised of Conventional Advances only are outstanding, Lenders holding Notes having an unpaid principal balance equal to at least 66 2/3% of the aggregate Loans outstanding. At any time when Loans comprised of Competitive Bid Advances only are outstanding, Lenders having Commitments equal to at least 66 2/3% of the Aggregate Commitments (whether used or unused).

          "Shareholder": as defined in the Declaration of Trust.

          "Special Counsel": Emmet, Marvin & Martin, special counsel to BNY.

          "Stock": any and all shares, rights, interests, participations, warrants or other equivalents (however designated) of corporate stock, including, without limitation, so-called "phantom stock".

          "Subsidiary": as to any Person, any corporation, association, partnership, joint venture or other business entity of which such Person or any Subsidiary of such Person, directly or indirectly, either (i) in respect of a corporation, owns or controls more than 50% of the outstanding Stock having ordinary voting power to elect a majority of the board of directors or similar managing body, irrespective of whether a class or classes shall or might have voting power by reason of the happening of any contingency, or (ii) in respect of an association, partnership, joint venture or other business entity, is entitled to share in more than 50% of the profits and losses, however determined.

          "Substitute Lender": a Consenting Lender, one or more
Affiliates of a Consenting Lender or any other bank, insurance company, pension fund, mutual fund or other financial institution.

          "Tangible Net Worth": as of any date of determination thereof, the remainder of (i) Net Worth, less (ii) Intangible Assets.

          "Taxes": any present or future income, stamp or other taxes, levies, imposts, duties, fees, assessments, deductions, withholdings, or other charges of whatever nature, now or hereafter imposed, levied, collected, withheld, or assessed by any Governmental Authority.

          "Termination Date": December 29, 1994, subject to extension, as provided for in Section 2.18.

          "Threshold Event": any sale or disposition of Property of the Borrower which, when combined with all other such sales or dispositions occurring after the Effective Date, results in gross proceeds for all such sales or dispositions, less applicable Exclusions, of $75,000,000 (the "Threshold Amount") or more. For purposes of this definition, the term "gross proceeds" means all sales proceeds received from each such sale or disposition, whether direct or indirect (including the amount of any purchase money mortgages or security interests), of such Property.

          "Trust": as defined in the Declaration of Trust.

          "Trustee": as defined in the Declaration of Trust.

          "Trust Property": as defined in the Declaration of Trust.

     1.2. Other Definitional Provisions.

          (a) All terms defined in this Agreement shall have the meanings given such terms herein when used in the Loan Documents or any certificate, opinion or other document made or delivered pursuant hereto or thereto, unless otherwise defined therein.

          (b) As used in the Loan Documents and in any certificate, opinion or other document made or delivered pursuant hereto or thereto, accounting terms not defined in Section 1.1, and accounting terms partly defined in Section 1.1, to the extent not defined, shall have the respective meanings given to them under GAAP.

          (c) The words "hereof", "herein", "hereto" and "hereunder" and similar words when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and Section, schedule and exhibit references contained herein shall refer to Sections hereof or schedules or exhibits hereto unless otherwise expressly provided herein.

          (d) The word "or" shall not be exclusive; "may not" is prohibitive and not permissive.

          (e) Unless the context otherwise requires, words in the singular number include the plural, and words in the plural include the singular.

          (f) Unless specifically provided in a Loan Document to the contrary, references to time shall refer to New York City time.


2. AMOUNT AND TERMS OF LOANS.

     2.1. Loans.

          Subject to the terms and conditions hereof, each Lender severally agrees to make revolving credit loans (each a "Loan" and, as the context may require, collectively with all Loans of such Lender and with the Loans of all other Lenders, the "Loans") to the Borrower from time to time during the Commitment Period, in an aggregate outstanding principal amount at any one time outstanding not to exceed such Lender's Commitment. At no time shall the aggregate outstanding principal amount of the Loans of all Lenders exceed the Aggregate Commitments. During the Commitment Period, the Borrower may borrow, prepay in whole or in part and reborrow under the Commitments, all in accordance with the terms and conditions of this Agreement. Subject to the provisions of Sections 2.3, 2.4 and 2.7, Loans may be (a) ABR Advances, (b) Eurodollar Advances, (c) Competitive Bid Advances or (d) any combination thereof.

     2.2. Notes.

          The Loans made by each Lender shall be evidenced by a promissory note of the Borrower, substantially in the form of Exhibit F, with appropriate insertions therein as to date and principal amount (each, as indorsed or modified from time to time, a "Note" and, collectively with the Notes of all other Lenders, the "Notes"), payable to the order of such Lender for the account of its Applicable Lending Office and representing the obligation of the Borrower to pay the lesser of (a) the original amount of the Commitment of such Lender and (b) the aggregate unpaid principal balance of all Loans made by such Lender, with interest thereon as prescribed in Section 2.8. Each Note shall bear interest from the date thereof on the unpaid principal balance thereof at the applicable interest rate or rates per annum determined as provided in Section 2.8 and shall be stated to mature on the Maturity Date. The (i) date and amount of each Loan made by a Lender, (ii) its character as an ABR Advance, a Eurodollar Advance, a Competitive Bid Advance, or a combination thereof, (iii) the interest rate and Interest Period applicable to Eurodollar Advances and Competitive Bid Advances, and (iv) each payment and prepayment of the principal thereof, shall be recorded by such Lender on its books and, prior to any transfer of its Note, indorsed by such Lender on the schedule attached thereto or any continuation thereof, provided that the failure of such Lender to make any such recordation or indorsement shall not affect the obligations of the Borrower to make payment when due of any amount owing under the Loan Documents. Interest on each Note shall be payable as specified in Section 2.8. Upon receipt of each Lender's Note pursuant to Section 5, the Agent shall mail such Note to such Lender.

     2.3. Procedure for Borrowings Other than Competitive Bid
Borrowings.

          (a) Except for Loans which the Borrower requests to be made as Competitive Bid Advances (as to which the provisions of Section 2.4 shall control), the Borrower may borrow under the Commitments on any Business Day during the Commitment Period, provided, however, that the Borrower shall notify the Agent (by telephone or telecopy) no later than: 11:00 A.M., three Business Days prior to the requested Borrowing Date, in the case of Eurodollar Advances, and 11:00 A.M., one Business Day prior to the requested Borrowing Date, in the case of ABR Advances, specifying (A) the aggregate principal amount to be borrowed under the Commitments, (B) the requested Borrowing Date, (C) whether the borrowing is to consist of Eurodollar Advances, ABR Advances, or a combination thereof, and (D) if the borrowing is to consist of Eurodollar Advances, the length of the Interest Period or Periods for such Eurodollar Advances (subject to the provisions of the definition of Interest Period). Each such notice shall be irrevocable and confirmed immediately by delivery to the Agent of a Borrowing Request. Each borrowing of (i) ABR Advances shall be in an aggregate principal amount equal to $1,000,000 or such amount plus a whole multiple of $100,000 in excess thereof, or, if less, the unused amount of the Aggregate Commitments and (ii) Eurodollar Advances shall be in an aggregate principal amount equal to $1,000,000 or such amount plus a whole multiple of $100,000 in excess thereof. Upon receipt of each notice of borrowing from the Borrower, the Agent shall promptly notify each Lender of the contents thereof. Subject to its receipt of the notice referred to in the preceding sentence, each Lender will make the amount of its Commitment Percentage of each borrowing of Loans available to the Agent for the account of the Borrower at the office of the Agent set forth in Section 11.2 not later than 11:30 A.M. on the relevant Borrowing Date requested by the Borrower, in funds immediately available to the Agent at such office. The amounts so made available to the Agent on such Borrowing Date will then, subject to the satisfaction of the terms and conditions of this Agreement, as determined by the Agent, be made available on such date to the Borrower by the Agent at the office of the Agent specified in Section
11.2 by crediting the account of the Borrower on the books of such office with the aggregate of said amounts received by the Agent.

          (b) Unless the Agent shall have received prior notice from a Lender (by telephone or otherwise, such notice to be promptly confirmed by telecopy or other writing) that such Lender will not make available to the Agent such Lender's pro rata share of the Loans requested by the Borrower, the Agent may assume that such Lender has made such share available to the Agent on the Borrowing Date in accordance with this Section, provided that such Lender received notice of the proposed borrowing from the Agent, and the Agent may, in reliance upon such assumption, make available to the Borrower on the Borrowing Date a corresponding amount. If and to the extent such Lender shall not have so made such pro rata share available to the Agent, such Lender and the Borrower severally agree to pay to the Agent forthwith on demand such corresponding amount (to the extent not previously paid by the other), together with interest thereon for each day from the date such amount is made available to the Borrower until the date such amount is paid to the Agent, at a rate per annum equal to, in the case of the Borrower, the applicable interest rate set forth in Section 2.8 for ABR Advances or Eurodollar Advances, as set forth in the applicable Conventional Borrowing Request, and, in the case of such Lender, the Federal Funds Rate in effect on each such day (as determined by the Agent). Such payment by the Borrower, however, shall be without prejudice to its rights against such Lender. If such Lender shall pay to the Agent such corresponding amount, such amount so paid shall constitute such Lender's Loan as part of the Loans for purposes of this Agreement, which Loan shall be deemed to have been made by such Lender on the Borrowing Date applicable to such Loans, but without prejudice to the Borrower's rights against such Lender.

     2.4. Competitive Bid Advances and Procedure for Competitive Bid
Borrowings.

          (a) Subject to the terms and conditions of this Agreement, each Lender severally agrees that the Borrower may effect Competitive Bid Borrowings under this section 2.4 from time to time on any Business Day during the Commitment Period in the manner set forth below, provided, however, that at no time shall the outstanding principal balance of Competitive Bid Advances outstanding hereunder exceed the lesser of (i) the Competitive Bid Ceiling, and (ii) the Aggregate Commitments less the outstanding principal balance of all Conventional Advances:

          (i) The Borrower may request a Competitive Bid Borrowing under this section 2.4 by giving to the Agent, not later than 10:00 a.m. at least three Business Days prior to the date of the proposed Competitive Bid Borrowing, a Competitive Bid Borrowing Request specifying the proposed date and aggregate amount (which shall not be less than $5,000,000 or such amount plus a whole multiple $100,000) of the proposed Competitive Bid Borrowing, the proposed Interest Period for the Competitive Bid Advances to be made as part of such Competitive Bid Borrowing (which Interest Period shall not be later than the Termination Date and shall otherwise comply with the applicable provisions of the definition of "Interest Period"), and such other terms to be applicable to such Competitive Bid Borrowing as the Borrower may specify. The Agent shall promptly notify (by telephone or otherwise, to be promptly confirmed by telecopy or other writing) each Lender of each Competitive Bid Borrowing Request received by it and the terms contained in such Competitive Bid Borrowing Request.

          (ii) Each Lender may, if, in its sole discretion, it elects so to do, irrevocably offer to make one or more Competitive Bid Advances to the Borrower as part of such proposed Competitive Bid Borrowing at a rate or rates of interest specified by such Lender in its sole discretion, by notifying (by telephone or otherwise, to be promptly confirmed by telecopy or other writing) the Agent, before 10:00 a.m. two Business Days before the Borrowing Date of such proposed Competitive Bid Borrowing of the minimum amount and maximum amount of each Competitive Bid Advance which such Lender would be willing to make as part of such proposed Competitive Bid Borrowing (which amounts may, subject to the proviso to the first sentence of this Section 2.4, exceed such Lender's Commitment), the rate or rates of interest therefor and such Lender's applicable Lending Office with respect to such Competitive Bid Advance. The Agent shall notify the Borrower of all such offers before 10:30 a.m. two Business Days before such proposed Borrowing Date, provided that if BNY in its capacity as a Lender shall in its sole discretion elect to make any such offer, it shall notify the Borrower of such offer before 9:30 a.m. two Business Days before such proposed Borrowing Date. If any Lender other than BNY shall fail to notify the Agent before 10:00 a.m., and if BNY in its capacity as a Lender shall fail to notify the Borrower before 9:30 a.m. two Business Days before the proposed Borrowing Date, that it elects to make such an offer, such Lender shall be deemed to have elected not to make such an offer and such Lender shall not be obligated to, and shall not, make any Competitive Bid Advance as part of such Competitive Bid Borrowing. Any offer submitted after the time required above shall be disregarded by the Agent unless such offer is submitted to correct a manifest error in a prior offer.

          (iii) The Borrower shall, before 12:00 noon two Business Days before the date of such proposed Competitive Bid Borrowing, either

               (A) cancel such Competitive Bid Borrowing Request by notice to the Agent to that effect, or

               (B) in its sole discretion, irrevocably accept one or more of the offers made by any Lender or Lenders pursuant to (ii) above, in ascending order of the rates offered therefor, by giving notice to the Agent of the amount of each Competitive Bid Advance (which amount shall be equal to or greater than the minimum amount, and equal to or less than the maximum amount, notified to the Borrower by the Agent on behalf of such Lender for such Competitive Bid Advance pursuant to (ii) above) to be made by each Lender as part of such Competitive Bid Borrowing, and reject any remaining offers made by Lenders pursuant to (ii) above, by giving the Agent notice to that effect, provided, however, that the aggregate amount of such offers accepted by the Borrower shall be equal at least to $5,000,000. If offers for Competitive Bid Advances at the same interest rate are made by two or more Lenders for a greater aggregate minimum principal amount than the amount in respect of which offers for Competitive Bid Advances are accepted by the Borrower at such interest rate, the principal amount of Competitive Bid Advances accepted at such interest rate shall be allocated by the Borrower among such Lenders as nearly as possible in proportion to the respective minimum principal amounts offered by such Lenders. No such Lender shall be obligated to make such Competitive Bid Advance in a principal amount less than the minimum amount offered by such Lender without consenting to such lesser amount. If any Lender declines to make a Competitive Bid Advance at such lesser amount, the Borrower shall be entitled in its sole discretion to determine which of such offers at the same interest rate it shall accept.

          (iv) If the Borrower notifies the Agent that a Competitive Bid Borrowing Request is cancelled pursuant to (iii)(A) above, the Agent shall give prompt notice (by telephone or otherwise, to be promptly confirmed by telecopy or other writing) thereof to the Lenders and such Competitive Bid Borrowing shall not be made.

          (v) If the Borrower accepts one or more of the offers made by any Lender or Lenders pursuant to clause (iii)(B) above, the Agent shall, as promptly as practicable on the second Business Day before such proposed Borrowing Date, notify (A) each Lender that has made an offer as described in clause (ii) above, of the date and aggregate amount of such Competitive Bid Borrowing and whether any offer or offers made by such Lender pursuant to clause (ii) above have been accepted by the Borrower and (B) each Lender that is to make a Competitive Bid Advance as part of such Competitive Bid Borrowing (a "Participating Lender" with respect to such Competitive Bid Borrowing), of the amount of each Loan to be made by such Lender as part of such Competitive Bid Borrowing, together with a specification of the interest rate and Interest Payment Date or Dates in respect of each such Competitive Bid Advance. Each such Participating Lender shall, before 11:30 A.M. on the date of such Competitive Bid Borrowing make available for the account of its applicable Lending Office to the Agent at its address specified in section 11.2 such Lender's portion of such Competitive Bid Borrowing, in funds immediately available to the Agent at such office. Upon satisfaction of the applicable terms and conditions of this Agreement and after receipt by the Agent of such amount from each such Participating Lender, the Agent will make such amount available on such date to the Borrower at the office of the Agent specified in section 11.2 by crediting the account of the Borrower on the books of such office with the aggregate of such amounts, in like funds as received by the Agent. After each Competitive Bid Borrowing, if requested by any Lender, the Agent shall within a reasonable time furnish to such Lender such information in respect of such Competitive Bid Borrowing as such Lender shall reasonably request. Unless the Agent shall have received prior notice from a Participating Lender (by telephone or otherwise, such notice to be promptly confirmed by telecopy or other writing) that such Participating Lender will not make available such Participating Lender's Competitive Bid Advance, the Agent may assume that such Participating Lender has made such Participating Lender's portion of such Competitive Bid Borrowing available to the Agent on such Borrowing Date in accordance with this section, and the Agent may, in reliance upon such assumption, make available to the Borrower on such Borrowing Date a corresponding amount. If and to the extent such Participating Lender shall not have made such portion available to the Agent, such Participating Lender and the Borrower severally agree to pay to the Agent forthwith on demand such corresponding amount with interest thereon for each day from the date such amount is made available to the Borrower until the date such amount is paid to the Agent at a rate per annum equal to, in the case of the Borrower, the rate of interest for such Competitive Bid Advance accepted by the Borrower in its notice to the Agent under Section 2.4(a)(iii)(B), and, in the case of such Lender, the Federal Funds Rate in effect on such day (as determined by the Agent). Such payment by the Borrower, however, shall be without prejudice to its rights against such Participating Lender. If such Participating Lender shall pay to the Agent such corresponding amount, such amount so paid shall constitute such Lender's Competitive Bid Advance as a part of such Competitive Bid Advances for purposes of this Agreement, which Competitive Bid Advance shall be deemed to have been made by such Participating Lender on the Borrowing Date applicable thereto, but without prejudice to the Borrower's rights against such Participating Lender.

          (b) Within the limits and on the conditions set forth in this section 2.4, the Borrower may from time to time borrow under this section 2.4, repay pursuant to clause (c) below, and reborrow under this section 2.4.

          (c) The Borrower shall repay to the Agent for the account of each Participating Lender which has made a Competitive Bid Advance on the maturity date of such Competitive Bid Advance (such maturity date being that specified by the Borrower for repayment of such Competitive Bid Advance in the related Competitive Bid Borrowing Request delivered pursuant to (a)(i), above) the then unpaid principal amount of such Competitive Bid Advance.

          (d) The Borrower shall pay interest on the unpaid principal balance of each Competitive Bid Advance from the date of such Competitive Bid Advance to the date the principal amount of such Competitive Bid Advance is repaid in full, at the rate of interest for such Competitive Bid Advance specified by the Participating Lender making such Competitive Bid Advance in its notice with respect thereto delivered pursuant to (a)(ii) above payable on the Interest Payment Date specified by the Borrower for such Competitive Bid Advance in the related Competitive Bid Borrowing Request delivered pursuant to
(a)(i), above.

     2.5. Termination or Reduction of Aggregate Commitments.

          (a) Voluntary Reductions. The Borrower shall have the right, upon at least three Business Days' prior written notice to the Agent, at any time to terminate the Aggregate Commitments or from time to time to permanently reduce the Aggregate Commitments to an amount not less than the sum of the aggregate principal balance of the Loans then outstanding (after giving effect to any contemporaneous prepayment thereof), provided, however, that any such reduction shall be in the amount of $1,000,000 or such amount plus a whole multiple of $100,000 in excess thereof.

          (b) Mandatory Reduction of Aggregate Commitments Relating to Net Proceeds. Upon the occurrence of each Net Proceeds Event giving rise to Net Proceeds of the type described in clause (ii) of the definition of "Net Proceeds," the Aggregate Commitments shall be reduced by an amount equal to such Net Proceeds. The effective date of such reduction shall be the date on which the sale or disposition of Property, as the case may be, giving rise to such Net Proceeds is consummated. In the event that the Agent, the Lenders or the Borrower shall disagree on the date of such consummation, the Agent may, in its discretion, make the determination of such date, which determination shall be binding on all the parties hereto and their successors.

          (c) In General. Reductions of the Aggregate Commitments shall be applied pro rata according to the Commitment of each Lender. Simultaneously with each reduction of the Aggregate Commitments under this Section, the Borrower shall pay the Facility Fee accrued on the amount by which the Aggregate Commitments have been reduced and prepay the Loans by the amount, if any, by which the aggregate unpaid principal balance of the Loans exceeds the amount of the Aggregate Commitments as so reduced. If any prepayment is made under this Section with respect to any Eurodollar Advances, in whole or in part, prior to the last day of the applicable Interest Period, the Borrower agrees to indemnify the Lenders in accordance with Section 2.13.

     2.6. Prepayments of the Loans.

          (a) Voluntary Prepayments. The Borrower may, at its option, prepay the ABR Advances and Eurodollar Advances, in whole or in part, without premium or penalty (other than any indemnification amounts, as provided for in Section 2.13) at any time and from time to time by notifying the Agent in writing at least one Business Day prior to the proposed prepayment date in the case of Loans consisting of ABR Advances and at least three Business Days prior to the proposed prepayment date in the case of Loans consisting of Eurodollar Advances, specifying the Loans to be prepaid consisting of ABR Advances, Eurodollar Advances or a combination thereof, the amount to be prepaid and the date of prepayment. Such notice shall be irrevocable and the amount specified in such notice shall be due and payable on the date specified, together with accrued interest to the date of such payment on the amount prepaid. Upon receipt of such notice, the Agent shall promptly notify each Lender in respect thereof. Partial prepayments of the such ABR Advances and/or Eurodollar Advances shall be in an aggregate principal amount of $1,000,000 or such amount plus a whole multiple of $100,000 in excess thereof, or, if less, the outstanding principal balance of thereof. After giving effect to any partial prepayment with respect to Eurodollar Advances which were made (whether as the result of a borrowing or a conversion) on the same date and which had the same Interest Period, the outstanding principal amount of such Eurodollar Advances shall exceed (subject to Section 2.7) $1,000,000 or such amount plus a whole multiple of $100,000 in excess thereof. Voluntary prepayments of Competitive Bid Advances are not permitted.

          (b) Mandatory Prepayments. Upon the occurrence of any Net Proceeds Event, the Borrower shall promptly prepay the Loans by an amount equal to the Net Proceeds from such Net Proceeds Event. Unless designated otherwise in a notice to the Agent accompanying such prepayment, the Net Proceeds shall be applied first to ABR Advances, next to Eurodollar Advances (first to such Eurodollar Advances having the Interest Period next to occur) and last to Competitive Bid Advances.

          (c) In General. If any prepayment is made in respect of any Fixed Rate Advance, in whole or in part, prior to the last day of the applicable Interest Period, the Borrower agrees to indemnify the Lenders in accordance with Section 2.13.

     2.7. Conversions.

          (a) The Borrower may elect from time to time to convert Eurodollar Advances to ABR Advances by giving the Agent at least one Business Day's prior irrevocable notice of such election, specifying the amount to be so converted, provided, that any such conversion of Eurodollar Advances shall only be made on the last day of the Interest Period applicable thereto. In addition, the Borrower may elect from time to time to convert ABR Advances to Eurodollar Advances or to convert Eurodollar Advances to new Eurodollar Advances by giving the Agent at least three Business Days' prior irrevocable notice of such election, specifying the amount to be so converted and the initial Interest Period relating thereto, provided that any such conversion of ABR Advances to Eurodollar Advances shall only be made on a Business Day and any such conversion of Eurodollar Advances to new Eurodollar Advances shall only be made on the last day of the Interest Period applicable to the Eurodollar Advances which are to be converted to such new Eurodollar Advances. The Agent shall promptly provide the Lenders with notice of any such election. ABR Advances and Eurodollar Advances may be converted pursuant to this Section in whole or in part, provided that conversions of ABR Advances to Eurodollar Advances, or Eurodollar Advances to new Eurodollar Advances, shall be in an aggregate principal amount of $1,000,000 or such amount plus a whole multiple of $100,000 in excess thereof.

          (b) Notwithstanding anything in this Section to the contrary, no ABR Advance may be converted to a Eurodollar Advance, and no Eurodollar Advance may be converted to a new Eurodollar Advance, if a Default or Event of Default has occurred and is continuing either
(i) at the time the Borrower shall notify the Agent of its election to convert or (ii) on the requested Conversion Date. In such event, such ABR Advance shall be automatically continued as an ABR Advance or such Eurodollar Advance shall be automatically converted to an ABR Advance on the last day of the Interest Period applicable to such Eurodollar Advance. If an Event of Default shall have occurred and be continuing, the Agent shall, at the request of the Required Lenders, notify the Borrower (by telephone or otherwise) that all, or such lesser amount as the Required Lenders shall designate, of the outstanding Eurodollar Advances shall be automatically converted to ABR Advances, in which event such Eurodollar Advances shall be automatically converted to ABR Advances on the date such notice is given.

          (c) Each conversion shall be effected by each Lender by applying the proceeds of its new ABR Advance or Eurodollar Advance, as the case may be, to its Advances (or portion thereof) being converted (it being understood that such conversion shall not constitute a borrowing for purposes of Sections 4, 5 or 6).

     2.8. Interest Rate and Payment Dates.

          (a)  Prior to Maturity. Except as otherwise provided in
Section 2.8(b), prior to maturity, the Loans shall bear interest on the outstanding principal balance thereof at the applicable interest rate or rates per annum set forth below:

     ADVANCES                      RATE

     Each ABR Advance         Alternate Base Rate.

     Each Eurodollar          Eurodollar Rate for the
     Advance                  applicable Interest Period plus the
                              Applicable Margin.

     Competitive Bid          the rate for the applicable
     Advance                  Competitive Bid Advance determined
                              pursuant to Section 2.4.


          (b) Event of Default. After the occurrence and during the continuance of an Event of Default, the outstanding principal balance of the Loans shall bear interest at a rate per annum equal to 2% plus the rate which would otherwise be applicable under Section 2.8(a), and any overdue interest or other amount payable under the Loan Documents shall bear interest, whether before or after the entry of any judgment thereon, at a rate per annum equal to the Alternate Base Rate plus 2%. All such interest shall be payable on demand.

          (c) General. Interest on (i) ABR Advances to the extent based on the BNY Rate shall be calculated on the basis of a 365 or 366-day year (as the case may be), and (ii) ABR Advances to the extent based on the Federal Funds Rate, Eurodollar Advances and Competitive Bid Advances shall be calculated on the basis of a 360-day year, in each case for the actual number of days elapsed, including the first day but excluding the last. Except as otherwise provided in Section 2.8(b), interest shall be payable in arrears on each Interest Payment Date and upon payment (including prepayment) of the Loans. Any change in the interest rate on the Loans resulting from a change in the Alternate Base Rate shall become effective as of the opening of business on the day on which such change shall become effective. The Agent shall, as soon as practicable, notify the Borrower and the Lenders of the effective date and the amount of each such change in the Alternate Base Rate, but any failure to so notify shall not in any manner affect the obligation of the Borrower to pay interest on the Loans in the amounts and on the dates required. Each determination of the Alternate Base Rate or a Eurodollar Rate by the Agent pursuant to this Agreement shall be conclusive and binding on the Borrower and the Lenders absent manifest error. At no time shall the interest rate payable on the Loans of any Lender, together with the Facility Fee and all other amounts payable under the Loan Documents, to the extent the same are construed to constitute interest, exceed the Highest Lawful Rate. If interest payable to a Lender on any date would exceed the maximum amount permitted by the Highest Lawful Rate, such interest payment shall automatically be reduced to such maximum permitted amount, and interest for any subsequent period, to the extent less than the maximum amount permitted for such period by the Highest Lawful Rate, shall be increased by the unpaid amount of such reduction. Any interest actually received for any period in excess of such maximum allowable amount for such period shall be deemed to have been applied as a prepayment of the Loans. The Borrower acknowledges that to the extent interest payable on ABR Advances is based on the BNY Rate, such Rate is only one of the bases for computing interest on loans made by the Lenders, and by basing interest payable on ABR Advances on the BNY Rate, the Lenders have not committed to charge, and the Borrower has not in any way bargained for, interest based on a lower or the lowest rate at which the Lenders may now or in the future make loans to other borrowers.

     2.9. Substituted Interest Rate.

          In the event that (i) the Agent shall have reasonably determined (which determination shall be conclusive and binding upon the Borrower) that by reason of circumstances affecting the interbank eurodollar market either adequate and reasonable means do not exist for ascertaining the Eurodollar Rate applicable pursuant to Section
2.8 or (ii) the Required Lenders shall have notified the Agent that they have reasonably determined (which determination shall be conclusive and binding on the Borrower) that the applicable Eurodollar Rate will not adequately and fairly reflect the cost to such Lenders of maintaining or funding loans bearing interest based on such Eurodollar Rate, with respect to any portion of the Loans that the Borrower has requested be made as Eurodollar Advances or Eurodollar Advances that will result from the requested conversion of any portion of the Advances into Eurodollar Advances (each, an "Affected Advance"), the Agent shall promptly notify the Borrower and the Lenders (by telephone or otherwise, to be promptly confirmed in writing) of such determination, on or, to the extent practicable, prior to the requested Borrowing Date or Conversion Date for such Affected Advances. If the Agent shall give such notice, (a) any Affected Advances shall be made as ABR Advances, (b) the Advances (or any portion thereof) that were to have been converted to Affected Advances shall be converted to or continued as ABR Advances and (c) any outstanding Affected Advances shall be converted, on the last day of the then current Interest Period with respect thereto, to ABR Advances. Until any notice under clauses (i) or (ii), as the case may be, of this Section has been withdrawn by the Agent (by notice to the Borrower promptly upon either (x) the Agent having determined that such circumstances affecting the interbank eurodollar market no longer exist and that adequate and reasonable means do exist for determining the Eurodollar Rate pursuant to Section 2.8 or (y) the Agent having been notified by such Required Lenders that circumstances no longer render the Advances (or any portion thereof) Affected Advances), no further Eurodollar Advances shall be required to be made by the Lenders nor shall the Borrower have the right to convert all or any portion of the Loans to Eurodollar Advances.

     2.10. Taxes; Net Payments.

          (a) All payments made by the Borrower under the Loan Documents shall be made free and clear of, and without reduction for or on account of, any taxes required by law to be withheld from any amounts payable under the Loan Documents. A statement setting forth the calculations of any amounts payable pursuant to this paragraph submitted by a Lender to the Borrower shall be conclusive absent manifest error. The obligations of the Borrower under this Section shall survive the termination of the Agreement and the Aggregate Commitments and the payment of the Notes and all other amounts payable under the Loan Documents.

          (b) Each Lender which is a foreign corporation within the meaning of Section 1442 of the Code shall deliver to the Borrower such certificates, documents or other evidence as the Borrower may reasonably require from time to time as are necessary to establish that such Lender is not subject to withholding under Section 1441 or 1442 of the Code or as may be necessary to establish, under any law imposing upon the Borrower hereafter, an obligation to withhold any portion of the payments made by the Borrower under the Loan Documents, that payments to the Agent on behalf of such Lender are not subject to withholding.

     2.11. Illegality.

          Notwithstanding any other provisions herein, if any law, regulation, treaty or directive, or any change therein or in the interpretation or application thereof, shall make it unlawful for any Lender to make or maintain its Eurodollar Advances as contemplated by this Agreement, (i) the commitment of such Lender hereunder to make Eurodollar Advances or convert ABR Advances to Eurodollar Advances shall forthwith be suspended and (ii) such Lender's Loans then outstanding as Eurodollar Advances affected hereby, if any, shall be converted automatically to ABR Advances on the last day of the then current Interest Period applicable thereto or within such earlier period as required by law. If the commitment of any Lender with respect to Eurodollar Advances is suspended pursuant to this Section and thereafter it is once again legal for such Lender to make or maintain Eurodollar Advances, such Lender's commitment to make or maintain Eurodollar Advances shall be reinstated and such Lender shall notify the Agent and the Borrower of such event.

     2.12. Increased Costs.

          In the event that any law, regulation, treaty or directive hereafter enacted, promulgated, approved or issued or any change in any presently existing law, regulation, treaty or directive therein or in the interpretation or application thereof by any Governmental Authority charged with the administration thereof or compliance by any Lender (or any corporation directly or indirectly owning or controlling such Lender) with any request or directive from any central bank or other Governmental Authority, agency or instrumentality:

          (a) does or shall subject any Lender to any Taxes of any kind whatsoever with respect to any Eurodollar Advances or its obligations under this Agreement to make Eurodollar Advances, or change the basis of taxation of payments to any Lender of principal, interest or any other amount payable hereunder in respect of its Eurodollar Advances, including any Taxes required to be withheld from any amounts payable under the Loan Documents (except for imposition of, or change in the rate of, tax on the overall net income of such Lender or its Applicable Lending Office for any of such Advances by the jurisdiction in which such Lender is incorporated or has its principal office or such Applicable Lending Office, including, in the case of Lenders incorporated in any State of the United States such tax imposed by the United States); or

          (b) does or shall impose, modify or make applicable any reserve, special deposit, compulsory loan, assessment, increased cost or similar requirement against assets held by, or deposits of, or advances or loans by, or other credit extended by, or any other acquisition of funds by, any office of such Lender in respect of its Eurodollar Advances which is not otherwise included in the determination of the Eurodollar Rate;

and the result of any of the foregoing is to increase the cost to such Lender of making, renewing, converting or maintaining its Eurodollar Advances or its commitment to make such Eurodollar Advances, or to reduce any amount receivable hereunder in respect of its Eurodollar Advances, then, in any such case, the Borrower shall pay such Lender, upon its demand, any additional amounts necessary to compensate such Lender for such additional cost or reduction in such amount receivable which such Lender deems to be material as determined by such Lender; provided, however, that nothing in this Section shall require the Borrower to indemnify the Lenders with respect to withholding Taxes for which the Borrower has no obligation under Section 2.10. No failure by any Lender to demand compensation for any increased cost during any Interest Period shall constitute a waiver of such Lender's right to demand such compensation at any time. A statement setting forth the calculations of any additional amounts payable pursuant to the foregoing sentence submitted by a Lender to the Borrower shall be conclusive absent manifest error. The obligations of the Borrower under this Section shall survive the termination of the Agreement and the Aggregate Commitments and the payment of the Notes and all other amounts payable under the Loan Documents. To the extent that any increased costs of the type referred to in this Section are being incurred by a Lender and such costs can be eliminated or reduced by the transfer of such Lender's Loans or Commitment to another of its branches, and to the extent that such transfer is not inconsistent with such Lender's internal policies of general application and only if, as determined by such Lender in its sole discretion, the transfer of such Loan or Commitment, as the case may be, would not otherwise adversely affect such Loan or such Lender, the Borrower may request, and such Lender shall use reasonable efforts to effect, such transfer.

     2.13. Indemnification for Loss Relating to Eurodollar Advances.

          Notwithstanding anything contained herein to the contrary, if the Borrower shall fail to borrow or convert on a Borrowing Date or Conversion Date after it shall have given notice to do so in which it shall have requested a Eurodollar Advance pursuant to Section 2.3 or 2.7, or shall have accepted one or more offers of Competitive Bid Advances under Section 2.4, or if a Eurodollar Advance or Competitive Bid Advance shall be terminated for any reason prior to the last day of the Interest Period applicable thereto, or if, while a Eurodollar Advance or Competitive Bid Advance is outstanding, any repayment or prepayment of such Eurodollar Advance or Competitive Bid Advance is made for any reason (including, without limitation, as a result of acceleration or illegality) on a date which is prior to the last day of the Interest Period applicable thereto, the Borrower agrees to indemnify each Lender against, and to pay on demand directly to such Lender, any loss or expense suffered by such Lender as a result of such failure to borrow or convert, termination or repayment, including, without limitation, an amount, if greater than zero, equal to:

                            A x (B-C) x  D
                                   360

where:

"A" equals such Lender's pro rata share of the Affected Principal
Amount;

"B" equals the Eurodollar Rate or rate which such Competitive Bid
Advance bears (in each case expressed as a decimal) to such Loan;

"C" equals the applicable Eurodollar Rate or Proposed Bid Rate (in each case expressed as a decimal), as the case may be, in effect on or about the first day of the applicable Remaining Interest Period, based on the applicable rates offered or bid, as the case may be, on or about such date, for deposits (or in the case of a Proposed Bid Rate, based on the rate such Lender would have quoted) in an amount equal approximately to such Lender's pro rata share of the Affected Principal Amount with an Interest Period equal approximately to the applicable Remaining Interest Period, as determined by such Lender;

"D" equals the number of days from and including the first day of the applicable Remaining Interest Period to but excluding the last day of such Remaining Interest Period;

and any other out-of-pocket loss or expense (including any internal processing charge customarily charged by such Lender) suffered by such Lender in connection with such Eurodollar Advance or Competitive Bid Advance, including, without limitation, in liquidating or employing deposits acquired to fund or maintain the funding of its pro rata share of the Affected Principal Amount, or redeploying funds prepaid or repaid, in amounts which correspond to its pro rata share of the Affected Principal Amount. Each determination by the Agent or a Lender pursuant to this Section shall be conclusive and binding on the Borrower absent manifest error. The obligations of the Borrower under this Section shall survive the termination of the Agreement and the Aggregate Commitments and the payment of the Notes and all other amounts payable under the Loan Documents.

     2.14. Option to Fund.

          Each Lender has indicated that, if the Borrower elects to borrow or convert to Eurodollar Advances, or obtain a Competitive Bid Advance, such Lender may wish to purchase one or more deposits in order to fund or maintain its funding of such Loan during the Interest Period in question; it being understood that the provisions of this Agreement relating to such funding are included only for the purpose of determining the rate of interest to be paid on such Loan. Each Lender shall be entitled to fund and maintain its funding of all or any part of each Eurodollar Advance or Competitive Bid Advance made by it in any manner it sees fit, but all determinations under Section
2.13 shall be made as if such Lender had actually funded and maintained its funding of such Loan during the applicable Interest Period through the purchase of deposits in an amount equal to such Loan and having a maturity corresponding to such Interest Period. The obligations of the Borrower under Sections 2.9, 2.10, 2.12 and 2.13 shall survive the termination of the Agreement and the Aggregate Commitments and the payment of the Notes and all other amounts payable under the Loan Documents.

     2.15. Use of Proceeds.

          The proceeds of Loans shall be used solely for general business purposes, and such use shall conform to the provisions of
Section 4.11.

     2.16. Capital Adequacy.

          If (i) the enactment or promulgation of, or any change or phasing in of, any United States or foreign law or regulation or in the interpretation thereof by any Governmental Authority charged with the administration thereof, (ii) compliance with any directive or guideline from any central bank or United States or foreign Governmental Authority (whether having the force of law) promulgated or made after the date hereof, or (iii) compliance with the Risk-Based Capital Guidelines of the Board of Governors of the Federal Reserve System as set forth in 12 CFR Parts 208 and 225, or of the Comptroller of the Currency, Department of the Treasury, as set forth in 12 CFR
Part 3, or similar legislation, rules, guidelines, directives or regulations under any applicable United States or foreign Governmental Authority affects or would affect the amount of capital required to be maintained by a Lender (or any lending office of such Lender) or any corporation directly or indirectly owning or controlling such Lender or imposes any restriction on or otherwise adversely affects such Lender (or any lending office of such Lender) or any corporation directly or indirectly owning or controlling such Lender and such Lender shall have reasonably determined that such enactment, promulgation, change or compliance has the effect of reducing the rate of return on such Lender's capital or the asset value to such Lender of any Loan made by such Lender as a consequence, directly or indirectly, of its obligations to make and maintain the funding of its Loans at a level below that which such Lender could have achieved but for such enactment, promulgation, change or compliance (after taking into account such Lender's policies regarding capital adequacy) by an amount deemed by such Lender to be material, then, upon demand by such Lender, the Borrower shall promptly pay to such Lender such additional amount or amounts as shall be sufficient to compensate such Lender for such reduction in such rate of return or asset value. A certificate in reasonable detail as to such amounts submitted to the Borrower and the Agent setting forth the determination of such amount or amounts that will compensate such Lender for such reductions shall be presumed correct absent manifest error. No failure by any Lender to demand compensation for such amounts hereunder shall constitute a waiver of such Lender's right to demand such compensation at any time. Such Lender shall, however, use reasonable efforts to notify the Borrower of such claim within 90 days after the officer of such Lender having primary responsibility for this Agreement has obtained knowledge of the events giving rise to such claim. The obligations of the Borrower under this Section shall survive the termination of the Agreement and the Aggregate Commitments and the payment of the Notes and all other amounts payable under the Loan Documents.

     2.17. Agent's Records.

          The Agent's records with respect to the Loans, the interest rates applicable thereto, each payment by the Borrower of principal and interest on the Loans, and fees, expenses and any other amounts due and payable in connection with this Agreement shall be presumptively correct absent manifest error as to the amount of the Loans, and the amount of principal and interest paid by the Borrower in respect of such Loans and as to the other information relating to the Loans, and amounts paid and payable by the Borrower hereunder and under the Notes. The Agent will when requested by the Borrower advise the Borrower of the principal and interst outstanding under the Loans as of the date of such request and the dates on which such payments are due.

     2.18.     Extension of Termination Date.

          (a) Provided that no Default or Event of Default exists during the periods set forth below, the Borrower may request one or more extensions of the Termination Date, each such extension to be for a period of 364-days, by giving written notice of each such request (each, an "Extension Request") to the Agent and each Lender during the period which is not less than 60 nor more than 90 days prior to the then current Termination Date. Any extension of the Termination Date requested in accordance with the foregoing procedure shall be determined as follows:

     (i) If the Required Lenders do not consent to an Extension Request within 45 days from the date of such Extension Request (by giving written notice thereof to the Borrower and the Agent), the Termination Date shall not be extended.

     (ii) If each Lender consents to an Extension Request within such 45-day period (by giving written notice thereof to the Borrower and the Agent) the Termination Date shall be amended such that it shall end 364 days from date that the Required Lenders have provided such consent to the Agent. Upon receipt of such consents from each Lender, the Agent will notify the Lenders of its receipt of all such consents and the new Termination Date.

    (iii) If Lenders (each a "Nonconsenting Lender" and collectively, the Nonconsenting Lenders") having Commitments equal to 33 1/3% or less of the Aggregate Commitments do not consent to an Extension Request within such 45-day period (by giving written notice thereof to the Borrower and the Agent), the Borrower may elect to (i) withdraw such Extension Request,
          (ii) effect an assignment of all or part of the Nonconsenting Lenders' rights and obligations under the Loan Documents, subject to, and in accordance with, the provisions of Section 2.18(c), or (iii) terminate the Commitment of each Nonconsenting Lender effective on the then current Termination Date with respect to such Nonconsenting Lender, and, on such date, pay to the Agent for distribution to such Nonconsenting Lender the outstanding principal balance, if any, of the Note of such Nonconsenting Lender, together with any accrued and unpaid interest thereon to the date of such payment, any accrued and unpaid Facility Fee due to such Lender, and any other amount due to such Lender under this Agreement, whereupon
          (y) the then current Termination Date shall be extended as to all Lenders from whom the Agent has received such consent (the "Consenting Lenders"), and the terms of clause (ii) of this Section 2.18(a) shall apply to such extension, and (z) each Nonconsenting Lender shall cease to be a "Lender" for all purposes of this Agreement after the then current Termination Date applicable to such Nonconsenting Lender (except with respect to its rights hereunder to be reimbursed for costs and expenses, and to indemnification with respect to, matters attributable to events, acts or conditions occurring prior to such assumption and purchase) and shall no longer have any obligations hereunder.

          (b) In the event the Borrower elects to terminate the Commitment of the Nonconsenting Lender under Section 2.18(a)(iii) above, the Agent is authorized and directed to amend Exhibit B, effective on the then current Termination Date, and promptly distribute a copy thereof to the Borrower and the Consenting Lenders reflecting the new Commitment Percentage of each Consenting Lender, being the percentage (the "Reallocated Commitment Percentage") that the Commitment of such Consenting Lender bears to the Aggregate Commitments (after giving effect to the termination of each Nonconsenting Lender's Commitment), and the Consenting Lenders agree (subject to their receipt of any mandatory prepayment referred to below), effective on the then current Termination Date, to assume their Reallocated Commitment Percentages of the Loans, provided, that if, after giving effect to such assumption, the outstanding principal balance of the Consenting Lenders' Loans would exceed the Aggregate Commitments or any Lender's Commitment, then the Borrower will pay to the Agent on the then current Termination Date for distribution to the Consenting Lenders, an amount sufficient to reduce the outstanding principal balance of the Loans to an amount which does not exceed the Aggregate Commitments and each Consenting Lender's Commitment.

          (c) In the event the Borrower elects to effect an assignment of all or part of the Nonconsenting Lenders' rights and obligations under the Loan Documents in accordance with clause (ii) of
Section 2.18(a)(iii) above, then, provided that there shall not exist and be continuing any Default or Event of Default, the Borrower may, subject to the terms of this Section 2.18(c), obtain the agreement of a Substitute Lender to accept such an assignment, and one or more Nonconsenting Lenders designated by the Borrower (as hereinafter set forth) shall, subject to the terms of this Section 2.18(c), assign all or part of their rights and obligations in the Loan Documents to such Substitute Lender. The Borrower shall at least 15 days prior to the Termination Date on which the Commitments of such Nonconsenting Lenders shall terminate (a "Nonconsenting Lender Termination Date") notify the Agent and on or more of the Nonconsenting Lenders of a Substitute Lender's agreement to accept such assignment from such Nonconsenting Lenders. Such notice shall set forth (i) the name of the Nonconsenting Lenders whose rights and obligations are to be assigned to said Substitute Lender, (ii) the percentage interest of the Nonconsenting Lenders' Commitments to be assigned to said Substitute Lender, and (iii) the amount of the Loans to be so assigned and their type (i.e. ABR Advances, Eurodollar Advances and/or Competitive Bid Advances). Upon the Agent's consent to such assignment (which consent or denial shall be given by the Agent to the Borrower and applicable Nonconsenting Lenders within 5 days after the Agent's receipt of the foregoing notice from the Borrower) such Nonconsenting Lenders and the Substitute Lender shall enter into an Assignment and Assumption Agreement substantially in the form of Exhibit A. Upon such execution, delivery, acceptance and recording by the Agent, from and after the effective date specified in such Assignment and Assumption Agreement (which date shall not be later than the Nonconsenting Lender Termination Date), the Substitute Lender shall be a party hereto. The Commitment of the Substitute Lender acquired pursuant to such Assignment and Assumption Agreement shall be coterminous with the Commitments of each Consenting Lender. The Borrower agrees upon written request of the Agent, and at the Borrower's expense, to execute and deliver to such Substitute Lender a Note, dated the effective date of such Assignment and Assumption Agreement, in an aggregate principal amount equal to the Loans assigned to, and Commitments assumed by, the Substitute Lender, and the Agent shall amend Exhibit B, effective on such date to reflect the Reallocated Commitment Percentage of each Consenting Lender and such Substitute Lender and shall promptly distribute a copy thereof to the Borrower, each Consenting Lender and such Substitute Lender. At the request of the Borrower, the Nonconsenting Lender whose Commitment has been assigned shall promptly after the later to occur of such effective date and payment in full of all amounts hereunder and under the Note return to the Borrower its Note or other evidence that such Nonconsenting Lender has received full payment of such amounts. The purchase price paid under each Assignment and Assumption Agreement delivered pursuant to this Section 2.18(c) shall be the principal amount of the Loans assigned thereunder. On the effective date of such Assignment and Assumption Agreement, the Borrower, the Substitute Lender and the Nonconsenting Lender shall make appropriate adjustments in the payment of interest, Facility Fees and other amounts with respect to the assigned Loans, it being understood, however, that the Nonconsenting Lender may require, as a condition to its execution and delivery of the Assignment and Assumption Agreement, that it receive all accrued and unpaid interest, Facility Fees and other amounts due to it (whether or not the same are then payable) on the effective date of such Assignment and Assumption Agreement. To the extent that the Borrower does not purchase all of the rights and obligations of the Nonconsenting Lenders under the Loan Documents, then the Borrower will make the payment described in clause (iii) of Section 2.18(a)(iii) with respect to the Loans and the interest, Facility Fees and other amounts appurtenant thereto which are not the subject of such Assignment and Assumption Agreement. Each Nonconsenting Lender shall cease to be a "Lender" for all purposes of this Agreement after the Nonconsenting Lender Termination Date applicable to such Nonconsenting Lender (except with respect to its rights hereunder to be reimbursed for costs and expenses, and to indemnification with respect to, matters attributable to events, acts or conditions occurring prior to such assumption and purchase) and shall no longer have any obligations hereunder. The Borrower agrees to hold each Nonconsenting Lender harmless from any loss liability or claim incurred by or made against such Nonconsenting Lender in connection with any assignment made by it pursuant to this Section 2.18(c) (the obligations of the Borrower under the foregoing indemnity shall survive the termination of the Agreement and the Aggregate Commitments and the payment of the Notes and all other amounts payable under the Loan Documents).

          (d) Each Lender will use its best efforts to respond promptly to any request for an extension of the Termination Date, provided that no Lender's failure to so respond shall create any claim against it or have the effect of extending the Termination Date of such Lender's Commitment.

     2.19. Failure to Fund; Facility Fee.

          In the event that a Lender (i) shall fail or refuse to advance its Commitment Percentage of each borrowing of Loans as required by the provisions of either Sections 2.3 or 2.4, and (ii) shall not have notified either the Agent or the Borrower (either orally or in writing) that it has determined (which determination shall be made by such Lender reasonably and in good faith) that it is not obligated by the terms of this Agreement to make such advance (for example, by reason of the occurrence of a Default or the failure of the Borrower to satisfy any other condition to such borrowing) (such Lender's Commitment Percentage of such borrowing being the "Defaulted Portion"), then for the period that such failure or refusal shall continue, and such notice is not provided, the Facility Fee shall not accrue on that portion of such Lender's Commitment equal to the Defaulted Portion. Any such reduction in the aggregate Facility Fee shall reduce only the portion of such aggregate Facility Fee payable to the Lender who gave rise to such Defaulted Portion, and shall not reduce the share of the Facility Fee payable to any other Lenders.

3.   FEES; PAYMENTS

     3.1. Facility Fee.

          Subject to the terms of Section 2.19, the Borrower agrees to pay to the Agent, for the account of the Lenders in accordance with each Lender's Commitment Percentage, a fee (the "Facility Fee"), during the Commitment Period, equal to 0.20% per annum on the average daily amount of the Aggregate Commitments, regardless of usage. The Facility Fee shall be payable in arrears on each three-month anniversary of the Effective Date, on the Maturity Date and on each mandatory or optional reduction of the Aggregate Commitments, commencing on the first such day following the Effective Date, and ending on the date that the Aggregate Commitments shall expire or otherwise terminate. The Facility Fee shall be calculated on the basis of a 360-day year for the actual number of days elapsed.

     3.2. Pro Rata Treatment and Application of Principal Payments.

          Each payment, including each prepayment, of principal and interest on the Loans and of the Facility Fee shall be made by the Borrower to the Agent at its office set forth in Section 11.2 in funds immediately available to the Agent at such office by 12:00 noon on the due date for such payment. Promptly upon receipt thereof by the Agent, the Agent shall remit, in like funds as received, (i) to the Lenders who maintain any of their Loans as ABR Advances or Eurodollar Advances, each such Lender's pro rata share of such payments which are in respect of principal or interest due on such ABR Advances or Eurodollar Advances; (ii) to the Lenders who maintain any of their Loans as Competitive Bid Advances, each such Lender's pro rata share of such payments which are in respect principal or interest due on such Competitive Bid Advances in accordance with Sections 2.4(c) and
(d) and (iii) in the case of Facility Fees, to all Lenders pro rata according each Lender's Commitment Percentage thereof (except as otherwise provided in Section 2.19). The failure of the Borrower to make any such payment by such time shall not constitute a default hereunder, provided that such payment is made on such due date, but any such payment made after 12:00 noon on such due date shall be deemed to have been made on the next Business Day for the purpose of calculating interest on amounts outstanding on the Loans. If any payment hereunder or under the Notes shall be due and payable on a day which is not a Business Day, the due date thereof (except as otherwise provided in the definition of Interest Period) shall be extended to the next Business Day and (except with respect to payments in respect of the Facility Fee) interest shall be payable at the applicable rate specified herein during such extension. If any payment is made with respect to any Eurodollar Advance or Competitive Bid Advance prior to the last day of the applicable Interest Period, the Borrower shall indemnify each Lender in accordance with Section 2.13.


4.   REPRESENTATIONS AND WARRANTIES

     In order to induce the Agent and the Lenders to enter into this Agreement and to make the Loans the Borrower makes the following representations and warranties to the Agent and each Lender:

     4.1. Subsidiaries.

          The Borrower has only the Subsidiaries set forth on Schedule
4.1. The shares of each corporate Subsidiary are duly authorized, validly issued, fully paid and nonassessable and are owned free and clear of any Liens. The interest of the Borrower in each non-corporate Subsidiary is owned free and clear of any Liens.

     4.2. Existence and Power; Declaration of Trust.

          (a) Each of the Borrower and its Subsidiaries is duly organized or formed and validly existing in good standing under the laws of the jurisdiction of its formation, has all requisite power and authority to own its Property and to carry on its business as now conducted, and each is in good standing and authorized to do business in each jurisdiction in which the nature of the business conducted therein or the Property owned therein make such qualification necessary, except where such failure to qualify could not reasonably be expected to have a Material Adverse Effect.

          (b) The Declaration of Trust is in full force and effect in accordance with the terms thereof. Since the date of Amendment #10 to the Declaration of Trust, there have been no amendments to the Declaration of Trust.

     4.3. Authority.

          The Borrower has full legal power and authority to enter into, execute, deliver and perform the terms of the Loan Documents and to make the borrowings contemplated thereby, to execute, deliver and carry out the terms of the Notes and to incur the obligations provided for herein and therein, all of which have been duly authorized by all proper and necessary action and are in full compliance with the Declaration of Trust.

     4.4. Binding Agreement.

          (a) The Loan Documents constitute the valid and legally binding obligations of the Borrower, enforceable in accordance with their respective terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization or other similar laws affecting the enforcement of creditors' rights generally.

          (b) No provision of any applicable statute, law (including, without limitation, any applicable usury or similar law), rule or regulation of any Governmental Body will prevent the execution, delivery or performance of, or affect the validity of, the Loan
Documents.

     4.5. Litigation.

          (a) There are no actions, suits or proceedings at law or in equity or by or before any Governmental Authority (whether or not purportedly on behalf of the Borrower or any Subsidiary) pending or, to the knowledge of the Borrower, threatened against the Borrower or any Subsidiary or any of their respective Properties or rights, which
(i) if adversely determined, could reasonably be expected to have a Material Adverse Effect, (ii) call into question the validity or enforceability of any of the Loan Documents, or (iii) could reasonably be expected to result in the rescission, termination or cancellation of any of the following (to the extent the same is material): any franchise, right, license, permit or similar authorization held by the Borrower or any Subsidiary.

          (b) Schedule 4.5 sets forth all actions, suits or proceedings at law or in equity or by or before any Governmental Authority (whether or not purportedly on behalf of the Borrower or any Subsidiary) pending or, to the knowledge of the Borrower, threatened against the Borrower, any Subsidiary or any of their respective Properties or rights, which, if adversely determined, could have a Material Adverse Effect.

     4.6. Required Consents.

          No consent, authorization or approval of, filing with, notice to, or exemption by, stockholders, any Governmental Authority or any other Person not obtained is required to authorize, or is required in connection with the execution, delivery and performance of the Loan Documents or is required as a condition to the validity or enforceability of the Loan Documents.

     4.7. No Conflicting Agreements.

          Neither the Borrower nor any Subsidiary is in default under any mortgage, indenture, contract or agreement to which it is a party or by which it or any of its Property is bound, the effect of which default could reasonably be expected to have a Material Adverse Effect. The execution, delivery or carrying out of the terms of the Loan Documents will not constitute a default under, or result in the creation or imposition of, or obligation to create, any Lien upon any Property of the Borrower or any Subsidiary pursuant to the terms of any such mortgage, indenture, contract or agreement.

     4.8. Compliance with Applicable Laws.

          Neither the Borrower nor any Subsidiary is in default with respect to any judgment, order, writ, injunction, decree or decision of any Governmental Authority which default could reasonably be expected to have a Material Adverse Effect. The Borrower and each Subsidiary is complying in all material respects with all statutes, regulations, rules and orders applicable to Borrower or such Subsidiary of all Governmental Authorities, including, without limitation, Environmental Laws and ERISA, a violation of which could reasonably be expected to have a Material Adverse Effect.

     4.9. Taxes.

          Each of the Borrower and its Subsidiaries has filed or caused to be filed all tax returns required to be filed and has paid, or has filed appropriate extensions and has made adequate provision for the payment of, all taxes shown to be due and payable on said returns or in any assessments made against it (other than those being contested as required under Section 7.4) which would be material to the Borrower or any Subsidiary, and no tax Liens have been filed with respect thereto. The charges, accruals and reserves on the books of the Borrower and each Subsidiary with respect to all federal, state, local and other taxes are, to the best knowledge of the Borrower, adequate for the payment of all such taxes, and the Borrower knows of no unpaid assessment which is due and payable against it or any Subsidiary or any claims being asserted which could reasonably be expected to have a Material Adverse Effect The Federal income tax returns of the Borrower and each of its Subsidiaries consolidated in such returns have been examined by and settled with the Internal Revenue Service, or, the statute of limitations with respect thereto have run, for all years through July 31, 1989.

     4.10. Governmental Regulations.

          Neither the Borrower nor any Subsidiary is subject to regulation under the Public Utility Holding Company Act of 1935, as amended, the Federal Power Act or the Investment Company Act of 1940, as amended, and neither the Borrower nor any Subsidiary is subject to any statute or regulation which prohibits or restricts the incurrence of Indebtedness under the Loan Documents, including, without limitation, statutes or regulations relative to common or contract carriers or to the sale of electricity, gas, steam, water, telephone, telegraph or other public utility services.

     4.11. Federal Reserve Regulations; Use of Loan Proceeds.

          Neither the Borrower nor any Subsidiary is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying any Margin Stock. No part of the proceeds of the Loans will be used, directly or indirectly, for a purpose which violates any law, rule or regulation of any Governmental Authority, including, without limitation, the provisions of Regulations G, T, U or X of the Board of Governors of the Federal Reserve System, as amended. No part of the proceeds of the Loans will be used, directly or indirectly, to purchase or carry Margin Stock or to extend credit to others for the purpose of purchasing or carrying Margin Stock.

     4.12. Plans; Multiemployer Plans.

          Each of the Borrower and its ERISA Affiliates maintains or makes contributions only to the Plans and Multiemployer Plans listed on Schedule 4.12. Each Plan, and, to the best knowledge of the Borrower, each Multiemployer Plan, is in compliance in all material respects with, and has been administered in all material respects in compliance with, the applicable provisions of ERISA, the Code and any other applicable Federal or state law, and no event or condition is occurring or exists concerning which the Borrower would be under an obligation to furnish a report to the Agent and each Lender as required by Section 7.2(d). As of December 31, 1992, each Plan was "fully funded", which for purposes of this Section means that the fair market value of the assets of such Plan is not less than the present value of the accrued benefits of all participants in the Plan, computed on a plan termination basis. To the best knowledge of the Borrower, no Plan has ceased being fully funded.

     4.13. Financial Statements.

          The Borrower has heretofore delivered to the Agent and the Lenders copies of the (i) audited Consolidated and Consolidating Balance Sheets of the Borrower as of July 31, 1992 and July 31, 1993, and the related Consolidated and Consolidating Statements of Operations, Stockholders' Equity and Cash Flows for the fiscal years of the Borrower then ended and (ii) the unaudited Consolidated and Consolidating Balance Sheets of the Borrower as of October 31, 1993 and the related Consolidated and Consolidating Statements of Operations, Stockholders' Equity and Cash Flows for the fiscal quarters then ended (with the related notes and schedules, the "Financial Statements"). The Financial Statements fairly present the Consolidated and Consolidating financial condition and results of the operations of the Borrower and its Subsidiaries as of the dates and for the periods indicated therein (subject, in the case of such unaudited statements, to normal year-end adjustments) and have been prepared in conformity with GAAP. Except as reflected in the Financial Statements or in the notes thereto, neither the Borrower nor any Subsidiary has any obligation or liability of any kind (whether fixed, accrued, contingent, unmatured or otherwise) which, in accordance with GAAP, should have been shown on the Financial Statements and was not. Since the date of the Financial Statements, the Borrower and each Subsidiary has conducted its business only in the ordinary course and there has been no Material Adverse Change.

     4.14. Property.

          Each of the Borrower and its Subsidiaries has good and marketable title to all of its Property, title to which is material to the Borrower or such Subsidiary, subject to no Liens, except Permitted Liens.

     4.15. Franchises, Intellectual Property, Etc.

          Each of the Borrower and its Subsidiaries possesses or has the right to use all franchises, Intellectual Property, licenses and other rights as are material and necessary for the conduct of its business, and with respect to which it is in compliance, with no known conflict with the valid rights of others which could reasonably be expected to have a Material Adverse Effect. No event has occurred which permits or, to the best knowledge of the Borrower, after notice or the lapse of time or both, or any other condition, could reasonably be expected to permit, the revocation or termination of any such franchise, Intellectual Property, license or other right and which revocation or termination could reasonably be expected to have a Material Adverse Effect.

     4.16. Environmental Matters.

          (a) The Borrower and each Subsidiary is in compliance in all material respects with the requirements of all applicable
Environmental Laws.

          (b) No Hazardous Substances have been (i) generated or manufactured on, transported to or from, treated at, stored at or discharged from any Real Property in violation of any Environmental Laws; (ii) discharged into subsurface waters under any Real Property in violation of any Environmental Laws; or (iii) discharged from any Real Property on or into property or waters (including subsurface waters) adjacent to any Real Property in violation of any Environmental Laws, which such violation, in the case of either (i),
(ii) or (iii) could have, either individually or in the aggregate, a Material Adverse Effect.

          (c) Neither the Borrower nor any Subsidiary (i) has received notice (written or oral) or otherwise learned of any claim, demand, suit, action, proceeding, event, condition, report, directive, lien, violation, non-compliance or investigation indicating or concerning any potential or actual liability (including, without limitation, potential liability for enforcement, investigatory costs, cleanup costs, government response costs, removal costs, remedial costs, natural resources damages, property damages, personal injuries or penalties) arising in connection with: (x) any non-compliance with or violation of the requirements of any applicable Environmental Laws, or (y) the presence of any Hazardous Substance on any Real Property (or any Real Property previously owned by the Borrower or any Subsidiary) or the release or threatened release of any Hazardous Substance into the environment which could have, either individually or in the aggregate, a Material Adverse Effect, (ii) has any threatened or actual liability in connection with the presence of any Hazardous Substance on any Real Property (or any Real Property previously owned by the Borrower or any Subsidiary) or the release or threatened release of any Hazardous Substance into the environment which could have, either individually or in the aggregate, a Material Adverse Effect, (iii) has received notice of any federal or state investigation evaluating whether any remedial action is needed to respond to the presence of any Hazardous Substance on any Real Property (or any Real Property previously owned by the Borrower or any Subsidiary) or a release or threatened release of any Hazardous Substance into the environment for which the Borrower or any Subsidiary is or may be liable the results of which could have, either individually or in the aggregate, a Material Adverse Effect, or (iv) has received notice that the Borrower or any Subsidiary is or may be liable to any Person under any Environmental Law which liability could have, either individually or in the aggregate, a Material Adverse Effect.

          (d)  To the best of the Borrower's knowledge, no Real
Property is located in an area identified by the Secretary of Housing and Urban Development as an area having special flood hazards.

     4.17. Labor Relations.

          Neither the Borrower nor any Subsidiary is a party to any collective bargaining agreement, other than the collective bargaining agreement covering fewer than 10 employees at the Roosevelt Mall Shopping Center in Philadelphia, Pennsylvania, and, to the best knowledge of the Borrower, no petition has been filed or proceedings instituted by any employee or group of employees with any labor relations board seeking recognition of a bargaining representative with respect to the Borrower or such Subsidiary. There are no material controversies pending between the Borrower or any Subsidiary and any of their respective employees, which could reasonably be expected to have a Material Adverse Effect.

     4.18. Burdensome Obligations.

          Neither the Borrower nor any Subsidiary is a party to or bound by any franchise, agreement, deed, lease or other instrument, or subject to any corporate restriction which, in the opinion of the management of the Borrower or such Subsidiary, is so unusual or burdensome, in the context of its business, as in the foreseeable future might materially and adversely affect or impair the revenue or cash flow of the Borrower or such Subsidiary or the ability of the Borrower or such Subsidiary to perform its obligations under the Loan Documents. The Borrower does not presently anticipate that future expenditures by the Borrower or any Subsidiary needed to meet the provisions of federal or state statutes, orders, rules or regulations will be so burdensome as to result in a Material Adverse Effect.

     4.19. REIT Status.

          (a)  The Borrower (i) has made an election pursuant to
Section 856 of the Code to qualify as a REIT, (ii) has satisfied and continues to satisfy all of the requirements under Section 856-859 of the Code and the regulations and rulings issued thereunder which must be satisfied for the Borrower to maintain its status as a REIT, and (iii) is in full compliance with all Code sections applicable to REITs generally and the regulations and rulings issued thereunder.

          (b)  The Borrower is in compliance with all REIT Guidelines.

     4.20. No Misrepresentation.

          No representation or warranty contained herein and no certificate or report furnished or to be furnished by the Borrower or any Subsidiary in connection with the transactions contemplated hereby, contains or will contain a misstatement of material fact, or, to the best knowledge of the Borrower, omits or will omit to state a material fact required to be stated in order to make the statements herein or therein contained not misleading in the light of the circumstances under which made.


5.   CONDITIONS TO FIRST LOANS

          In addition to the conditions precedent set forth in Section 6, the obligation of each Lender to make its first Loan shall be subject to the fulfillment of the following conditions precedent:

     5.1. Evidence of Action.

          The Agent shall have received a certificate, dated the first Borrowing Date, of the Secretary or Assistant Secretary of the Borrower (i) attaching a true and complete copy of the resolutions of its Trustees and of all documents evidencing other necessary action (in form and substance reasonably satisfactory to the Agent) taken by it to authorize the Loan Documents and the transactions contemplated thereby, (ii) attaching a true and complete copy of its Declaration of Trust, (iii) setting forth the incumbency of its officer or officers who may sign the Loan Documents, including therein a signature specimen of such officer or officers, (iv) attaching a certificate of said Secretary or Assistant Secretary to the effect that the Declaration of Trust is a true and complete copy thereof, is in full force and effect and has not been amended or modified, and (v) attaching certificates of good standing from the Secretaries of State for the Commonwealth of Massachusetts, and each other jurisdiction in which the Borrower is qualified to do business, other than for the State Indiana, which the Borrower will deliver within 30 days from the Effective Date, provided that such Secretaries issue such certificates.

     5.2. This Agreement.

          The Agent shall have received counterparts of this Agreement signed by each of the parties hereto (or receipt by the Agent from a party hereto of a facsimile signature page signed by such party which shall have agreed to promptly provide the Agent with originally executed counterparts hereof).

     5.3. Notes.

          The Agent shall have received the Notes, duly executed by an Authorized Signatory of the Borrower.

     5.4. Litigation.

          There shall be no injunction, writ, preliminary restraining order or other order of any nature issued by any Governmental Authority in any respect affecting the transactions provided for herein and no action or proceeding by or before any Governmental Authority shall have been commenced and be pending or, to the knowledge of the Borrower, threatened, seeking to prevent or delay the transactions contemplated by the Loan Documents or challenging any other terms and provisions hereof or thereof or seeking any damages in connection therewith and the Agent shall have received a certificate of an Authorized Signatory of the Borrower to the foregoing effects.

     5.5. Opinion of Counsel to the Borrower.

          The Agent shall have received an opinion of (i) Hofheimer, Gartlir & Gross, outside counsel to the Borrower, and (ii) Steven F. Siegal, in-house counsel to the Borrower, each addressed to the Agent, the Lenders and Special Counsel, and each dated the first Borrowing Date, in the form of Exhibit G.

     5.6. Opinion of Special Counsel.

          The Agent shall have received an opinion of Special Counsel, addressed to the Agent and the Lenders and dated the first Borrowing Date and substantially in the form of Exhibit H.

     5.7. Fees.

          The Facility Fee and all fees payable to the Agent shall have been paid.

     5.8. Fees and Expenses of Special Counsel.

          The fees and expenses of Special Counsel in connection with the preparation, negotiation and closing of the Loan Documents shall have been paid.


6.   CONDITIONS OF LENDING - ALL LOANS

     The obligation of each Lender to make any Loan is subject to the satisfaction of the following conditions precedent as of the date of such Loan:

     6.1. Compliance.

          On each Borrowing Date and after giving effect to the Loans to be made or created (a) the Borrower shall be in compliance with all of the terms, covenants and conditions thereof, (b) there shall exist no Default or Event of Default, (c) the representations and warranties contained in the Loan Documents shall be true and correct with the same effect as though such representations and warranties had been made on such Borrowing Date and (d) the aggregate outstanding principal balance of the Loans will not exceed the Aggregate Commitments. Each borrowing by the Borrower shall constitute a certification by the Borrower as of the date of such borrowing that each of the foregoing matters is true and correct in all respects.

     6.2. Loan Closings.

          All documents required by the provisions of the Loan
Documents to be executed or delivered to the Agent on or before the applicable Borrowing Date shall have been executed and shall have been delivered at the office of the Agent set forth in Section 11.2 on or before such Borrowing Date.

     6.3. Borrowing Request.

          The Agent shall have received a Conventional Borrowing
Request or a Competitive Rate Borrowing Request, as the case may be, duly executed by an Authorized Signatory of the Borrower.

     6.4. Documentation and Proceedings.

          All Trust matters and legal proceedings and all documents and papers in connection with the transactions contemplated by the Loan Documents shall be reasonably satisfactory in form and substance to the Agent and the Agent shall have received all information and copies of all documents which the Agent or the Required Lenders may reasonably have requested in connection therewith, such documents (where appropriate) to be certified by an Authorized Signatory of the Borrower or proper Governmental Authorities.

     6.5. Required Acts and Conditions.

          All acts, conditions and things (including, without limitation, the obtaining of any necessary regulatory approvals and the making of any filings, recordings or registrations) required to be done, performed and to have happened on or prior to such Borrowing Date and which are necessary for the continued effectiveness of the Loan Documents, shall have been done and performed and shall have happened in due compliance with all applicable laws.

     6.6. Approval of Special Counsel.

          All legal matters in connection with the making of each Loan shall be reasonably satisfactory to Special Counsel.

     6.7. Supplemental Opinions.

          If reasonably requested by the Agent with respect to the applicable Borrowing Date, there shall have been delivered to the Agent favorable supplementary opinions of counsel to the Borrower, addressed to the Agent and the Lenders and dated such Borrowing Date, covering such matters incident to the transactions contemplated herein as the Agent may reasonably request.

     6.8. Other Documents.

          The Agent shall have received such other documents as the Agent or the Lenders shall reasonably request.


7.   AFFIRMATIVE COVENANTS

     The Borrower agrees that, so long as this Agreement is in effect, any Loan remains outstanding and unpaid, or any other amount is owing under any Loan Document to any Lender or the Agent, the Borrower shall:

     7.1. Financial Statements.

          Maintain a standard system of accounting in accordance with GAAP, and furnish or cause to be furnished to the Agent and each
Lender:

               (a) As soon as available, but in any event within 120 days after the end of each fiscal year of the Borrower, a copy of its Consolidated and Consolidating Balance Sheet[s] as at the end of such fiscal year, together with the related Consolidated and Consolidating Statements of Operations, Stockholders' Equity and Cash Flows as of and through the end of such fiscal year, setting forth in each case in comparative form the figures for the preceding fiscal year. The Consolidated Balance Sheets and Consolidated Statements of Operations, Stockholders' Equity and Cash Flows shall be audited and certified without qualification by the Accountants, which certification shall
(i) state that the examination by such Accountants in connection with such Consolidated financial statements has been made in accordance with generally accepted auditing standards and, accordingly, includes the examination, on a test basis, of evidence supporting the amounts and disclosures in such financial statements, and (ii) include the opinion of such Accountants that such Consolidated financial statements present fairly, in all material respects, the Consolidated financial position of the Borrower and its Subsidiaries, as of the date of such financial statements, and the Consolidated results of their operations and their cash flows for each of the years identified therein in conformity with GAAP (subject to any change in the requirements of GAAP).

               (b) As soon as available, but in any event within 60 days after the end of the first three fiscal quarters of the Borrower a copy of the Consolidated and Consolidating balance sheet[s] of the Borrower as at the end of each such quarterly period, together with the related Consolidated and Consolidating Statements of Operations and Cash Flows for the elapsed portion of the fiscal year through such date, setting forth in each case in comparative form the figures for the corresponding periods of the preceding fiscal year, certified by the Chief Financial Officer of the Borrower (or such other officer acceptable to the Agent), as being complete and correct in all material respects and as presenting fairly the Consolidated and Consolidating financial condition and the Consolidated and Consolidating results of operations of the Borrower and its Subsidiaries.

               (c) Within 60 days after the end of each of the first three fiscal quarters of the Borrower (120 days after the end of the last fiscal quarter of the Borrower), a Compliance Certificate, certified by the Chief Financial Officer of the Borrower (or such other officer as shall be acceptable to the Agent) setting forth in reasonable detail the computations demonstrating the Borrower's compliance with the provisions of Sections 8.16 and 8.17.

               (d) Such other information as the Agent or any Lender may reasonably request from time to time.

     7.2. Certificates; Other Information.

          Furnish to the Agent and each Lender:

               (a) Prompt written notice if: (i) any Indebtedness of the Borrower or any Subsidiary is declared or shall become due and payable prior to its stated maturity, or called and not paid when due, or (ii) a default shall have occurred under any note (other than the Notes) or the holder of any such note, or other evidence of Indebtedness, certificate or security evidencing any such Indebtedness or any obligee with respect to any other Indebtedness of the Borrower or any Subsidiary has the right to declare any such Indebtedness due and payable prior to its stated maturity, and, in the case of either
(i) or (ii), the Indebtedness that is the subject of (i) or (ii) is, in the aggregate, $100,000 or more;

               (b) Prompt written notice of: (i) any citation, summons, subpoena, order to show cause or other document naming the Borrower or any Subsidiary a party to any proceeding before any Governmental Authority which could reasonably be expected to have a Material Adverse Effect or which calls into question the validity or enforceability of any of the Loan Documents, and include with such notice a copy of such citation, summons, subpoena, order to show cause or other document, (ii) any lapse or other termination of any material Intellectual Property, license, permit, franchise or other authorization issued to the Borrower or any Subsidiary by any Person or Governmental Authority, and (iii) any refusal by any Person or Governmental Authority to renew or extend any such material Intellectual Property, license, permit, franchise or other authorization, which lapse, termination, refusal or dispute could reasonably be expected to have a Material Adverse Effect;

                 Promptly upon becoming available, copies of all
(i) regular, periodic or special reports, schedules and other material which the Borrower or any Subsidiary may now or hereafter be required to file with or deliver to any securities exchange or the Securities and Exchange Commission, or any other Governmental Authority succeeding to the functions thereof and (ii) material news releases by the Borrower and annual reports relating to the Borrower or any Subsidiary (including any annual reports required pursuant to the REIT Guidelines;

               (d) As soon as possible, and in any event within ten days after the Borrower knows or has reason to know that any of the events or conditions enumerated below with respect to any Plan or Multiemployer Plan has occurred or exists, a statement signed by the Chief Financial Officer of the Borrower (or such other officer as shall be acceptable to the Agent), setting forth details respecting such event or condition and the action, if any, which the Borrower or an ERISA Affiliate proposes to take with respect thereto; provided, however, that if such event or condition is required to be reported or noticed to the PBGC, such statement, together with a copy of the relevant report or notice to the PBGC, shall be furnished promptly and in any event not later than ten days after it is reported or noticed to the PBGC:

               (i) any reportable event, as defined in Section 4043(b) of ERISA with respect to a Plan, as to which the PBGC has not by regulation waived the requirement of Section 4043(a) of ERISA that it be notified within thirty days of the occurrence of such event (provided that a failure to meet the minimum funding standard of Section 412 of the Code or of Section 302 of ERISA, including, without limitation, the failure to make, on or before its due date, a required installment under Section 412(m) of the Code or Section 302(e) of ERISA or the disqualification of such Plan for purposes of Section 4043(b)(1) of ERISA, shall be a reportable event regardless of the issuance of any waivers in accordance with Section 412(d) of the Code) and any request for a waiver under Section 412(d) of the Code for any Plan;

               (ii) the distribution under Section 4041 of ERISA of a notice of intent to terminate any Plan or any action taken by the Borrower or any ERISA Affiliate to terminate any Plan;

              (iii) the institution by the PBGC of proceedings under
Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by the Borrower or any ERISA Affiliate of a notice from a Multiemployer Plan that such action has been taken by the PBGC with respect to such Multiemployer Plan;

               (iv) the complete or partial withdrawal from a Multiemployer Plan by the Borrower or any ERISA Affiliate that results in liability under Section 4201 or 4204 of ERISA (including the obligation to satisfy secondary liability as a result of a purchaser default) or the receipt of the Borrower or any ERISA Affiliate of notice from a Multiemployer Plan that it is in reorganization or insolvency pursuant to Section 4241 or 4245 of ERISA or that it intends to terminate or has terminated under Section 4041A of ERISA;

               (v) the institution of a proceeding by a fiduciary of any Multiemployer Plan against the Borrower or any ERISA Affiliate to enforce Section 515 of ERISA, which proceeding is not dismissed with thirty days from its commencement;

               (vi) the adoption of an amendment to any Plan pursuant to Section 401(a)(29) of the Code or Section 307 of ERISA that would result in the loss of the tax-exempt status of the trust of which such Plan is a part or the Borrower or any ERISA Affiliate fails to timely provide security to such Plan in accordance with the provisions of said Sections; and

               (vii) any event or circumstance exists which may reasonably be expected to constitute grounds for the incurrence of liability by the Borrower or any ERISA Affiliate under Title IV of ERISA or under Sections 412(c)(11) or 412(n) of the Code with respect to any employee benefit plan;

               (e) Promptly after the request of the Agent or any Lender therefor, copies of each annual report filed pursuant to
Section 104 of ERISA with respect to each Plan (including, to the extent required by Section 104 of ERISA, the related financial and actuarial statements and opinions and other supporting statements, certifications, schedules and information referred to in Section 103 of ERISA) and each annual report filed with respect to each Plan under
Section 4065 of ERISA; provided, however, that in the case of a Multiemployer Plan, such annual reports shall be furnished only if they are available to the Borrower or any ERISA Affiliate;

               (f) Prompt written notice of any order, notice, claim or proceeding received by, or brought against, the Borrower or any Subsidiary, or with respect to any of the Real Property, under any Environmental Law;

               (g) Promptly after the scheduling of any Net Proceeds Event, notice of the date on which said Net Proceeds Event is scheduled to occur, together with a statement identifying the Property which is the subject of said Net Proceeds Event and setting forth the gross proceeds in connection with said Net Proceeds Event and the items and amounts deducted from such gross proceeds in determining the Net Proceeds, and such other information as the Agent or any Lender shall reasonably request with respect to such Net Proceeds Event;

               (h) Promptly after becoming aware of any change in any of the information delivered pursuant to Section 7.2(g), notice of such change, together with a statement describing in reasonable detail the changes and the reasons therefor;

               (i) In the event that the Agent shall have a reasonable basis for believing that Hazardous Substances may be on, at, under or around any Real Property in violation of any applicable Environmental Law which individually or in the aggregate could have a Material Adverse Effect, conduct and complete (at the Borrower's expense) all investigations, studies, samplings and testings relative to such Hazardous Substances as the Agent may reasonably request;

               (j) Promptly after the same are received by the Borrower, copies of all management letters and similar reports provided to the Borrower by the Accountants;

               (k) Prompt written notice if there shall occur and be continuing a Default or an Event of Default; and

               (l) Such other information as the Agent or any Lender shall reasonably request from time to time.

     7.3. Legal Existence.

          Maintain its status as a Massachusetts business trust in good standing in the Commonwealth of Massachusetts and in each other jurisdiction in which the failure so to do could reasonably be expected to have a Material Adverse Effect.

     7.4. Taxes.

          Pay and discharge when due, and cause each Subsidiary so to do, all Taxes, assessments and governmental charges, license fees and levies upon, or with respect to the Borrower or such Subsidiary and all Taxes upon the income, profits and Property of the Borrower and its Subsidiaries, which if unpaid, could reasonably be expected to have a Material Adverse Effect or become a Lien on the Property of the Borrower or such Subsidiary (other than a Permitted Lien), unless and to the extent only that such Taxes, assessments, charges, license fees and levies shall be contested in good faith and by appropriate proceedings diligently conducted by the Borrower or such Subsidiary and provided that the Borrower shall give the Agent prompt notice of such contest and that such reserve or other appropriate provision as shall be required by the Accountants in accordance with GAAP shall have been made therefor.

     7.5. Insurance.

          (a) Maintain, and cause each Subsidiary to maintain, insurance on its Property against such risks and in such amounts as is customarily maintained by Persons engaged in similar businesses and owning similar Properties in the same general areas in which the Borrower or the relevant Subsidiary operates, and file with the Agent within 10 days after request therefor a detailed list of such insurance then in effect, stating the names of the carriers thereof, the policy numbers, the insureds thereunder, the amounts of insurance, dates of expiration thereof, and the Property and risks covered thereby, together with a certificate of the Chief Financial Officer (or such other officer as shall be acceptable to the Agent) of the Borrower certifying that in the opinion of such officer such insurance is adequate in nature and amount, complies with the obligations of the Borrower under this Section, and is in full force and effect.

          (b) Concurrent Insurance. Neither the Borrower nor any Subsidiary shall take out separate insurance concurrent in form or contributing in the event of loss with that required to be maintained pursuant to subsection (a) above unless the Agent has approved the carrier and the form and content of the insurance policy, including, without limitation, naming the Agent as an additional insured and sole loss payee thereunder.

     7.6. Payment of Indebtedness and Performance of Obligations.

          Pay and discharge when due, and cause each Subsidiary to pay and discharge, all lawful Indebtedness, obligations and claims for labor, materials and supplies or otherwise which, if unpaid, might (i) have a Material Adverse Effect, or (ii) become a Lien upon Property of the Borrower or any Subsidiary other than a Permitted Lien, unless and to the extent only that the validity of such Indebtedness, obligation or claim shall be contested in good faith and by appropriate proceedings diligently conducted by it, and provided that the Borrower shall give the Agent prompt notice of any such contest and that such reserve or other appropriate provision as shall be required by the Accountants in accordance with GAAP shall have been made therefor.

     7.7. Condition of Property.

          In all material respects, at all times, maintain, protect and keep in good repair, working order and condition (ordinary wear and tear excepted), and cause each Subsidiary so to do, all Property necessary to the operation of the Borrower's or such Subsidiary's business.

     7.8. Observance of Legal Requirements.

          Observe and comply in all respects, and cause each Subsidiary so to do, with all laws, ordinances, orders, judgments, rules, regulations, certifications, franchises, permits, licenses, directions and requirements of all Governmental Authorities, which now or at any time hereafter may be applicable to it, including, without limitation, ERISA and all Environmental Laws, a violation of which could reasonably be expected to have a Material Adverse Effect, except such thereof as shall be contested in good faith and by appropriate proceedings diligently conducted by it, provided that the Borrower shall give the Agent prompt notice of such contest and that such reserve or other appropriate provision as shall be required by the Accountants in accordance with GAAP shall have been made therefor.

     7.9. Inspection of Property; Books and Records; Discussions.

          Keep proper books of record and account in which full, true and correct entries in conformity with GAAP and all requirements of law shall be made of all dealings and transactions in relation to its business and activities and permit representatives of the Agent and any Lender during normal business hours and on reasonable prior notice to visit its offices, to inspect any of its Property and to examine and make copies or abstracts from any of its books and records as often as may reasonably be desired, and to discuss the business, operations, prospects, licenses, Property and financial condition of the Borrower or and its Subsidiaries with the officers thereof and the Accountants.

     7.10. Licenses, Intellectual Property.

          Maintain, and cause each Subsidiary to maintain, in full force and effect, all material licenses, franchises, Intellectual
Property, permits, licenses, authorizations and other rights as are necessary for the conduct of its business.

     7.11. REIT Status.

          Maintain its status under the Code and the REIT Guidelines as a REIT.


8.   NEGATIVE COVENANTS

     The Borrower agrees that, so long as this Agreement is in effect, any Loan remains outstanding and unpaid, or any other amount is owing under any Loan Document to any Lender or the Agent, the Borrower shall not, directly or indirectly:

     8.1. Indebtedness.

          (a) Create, incur, assume or suffer to exist at any time any liability for Indebtedness (including Indebtedness due under the Loan Documents), or permit any Subsidiary so to do, which, when added to all other Indebtedness of the Borrower and its Subsidiaries, would exceed the lesser of (i) 50% of Tangible Net Worth and (ii) $250,000,000.

          (b) Create, incur, assume or suffer to exist any liability for Indebtedness secured by mortgages on any Real Property other than Permitted Mortgage Indebtedness.

     8.2. Liens.

          Create, incur, assume or suffer to exist any Lien upon any of its Property, whether now owned or hereafter acquired, or permit any Subsidiary so to do, except (i) Liens for Taxes, assessments or similar charges incurred in the ordinary course of business which are not delinquent or which are being contested in accordance with Section 7.4, provided that enforcement of such Liens is stayed pending such contest, (ii) Liens in connection with workers' compensation, unemployment insurance or other social security obligations (but not ERISA), (iii) deposits or pledges to secure bids, tenders, contracts (other than contracts for the payment of money), leases, statutory obligations, surety and appeal bonds and other obligations of like nature arising in the ordinary course of business, (iv) zoning ordinances, easements, rights of way, minor defects, irregularities, and other similar restrictions affecting real Property which do not adversely affect the value of such real Property or the financial condition of the Borrower or such Subsidiary or impair its use for the operation of the business of the Borrower or such Subsidiary, (v) statutory Liens arising by operation of law such as mechanics', materialmen's, carriers', warehousemen's liens incurred in the ordinary course of business which are not delinquent or which are being contested in accordance with Section 7.4, provided that enforcement of such Liens is stayed pending such contest, (vi) Liens arising out of judgments or decrees which are being contested in accordance with Section 7.4, provided that enforcement of such Liens is stayed pending such contest, (vii) mortgages securing Permitted Mortgage Indebtedness, (viii) Liens on Property of the Borrower and its Subsidiaries existing on the Effective Date as set forth on
Schedule 8.2 as renewed from time to time, but not any increases in the amounts secured thereby, and (ix) Liens on other Property of the Borrower not included in clauses (i) through (viii) of this Section which do not in the aggregate exceed $2,000,000.

     8.3. Merger, Consolidation and  Certain Dispositions of Property.


          (a) Consolidate with, be acquired by, or merge into or with any Person, or sell, lease or otherwise dispose of all or substantially all of its Property, or permit any Subsidiary so to do (other than a merger of a Subsidiary into the Borrower where the Borrower is the surviving entity), or

          (b) Sell, lease or dispose of any of its Property except in an arm's length transaction in the ordinary course of its business for the fair market value thereof.

     8.4. Contingent Obligations.

          Assume, guarantee, indorse, contingently agree to purchase or perform, or otherwise become liable upon any Contingent Obligation or permit any Subsidiary so to do, other than a guarantee by the Borrower of an obligation of a Subsidiary of the Borrower (but only to the extent that if the Borrower had entered into such obligation directly, the Borrower would not be in violation of any of the terms of this Agreement), except the Contingent Obligations of the Borrower or any Subsidiary existing on the date hereof as set forth on Schedule 8.4.

     8.5. [Reserved].

     8.6. Investments, Loans, Etc.

          At any time, purchase or otherwise acquire, hold or invest in the Stock of, or any other interest in, any Person, or make any loan or advance to, or enter into any arrangement for the purpose of providing funds or credit to, or make any other investment, whether by way of capital contribution, time deposit or otherwise, in or with any Person, or permit any Subsidiary so to do, (all of which are sometimes referred to herein as "Investments") except:

               (a) Investments in short-term domestic and eurodollar time deposits with any Lender, or any other commercial bank, trust company or national banking association incorporated under the laws of the United States or any State thereof and having undivided capital, surplus and undivided profits exceeding $500,000,000 and a long term debt rating of A or A2, as determined, respectively, by Standard & Poors Corporation and Moody's Investors Service, Inc.;

               (b) Investments in short-term direct obligations of the United States of America or agencies thereof whose obligations are guaranteed by the United States of America;

               (c) Investments existing on the date hereof as set forth on Schedule 8.6;

               (d) normal business banking accounts and short-term certificates of deposit and time deposits in, or issued by, federally insured institutions in amounts not exceeding the limits of such insurance; and

               (e) Investments permitted under Section 856-859 of the Code.

     8.7. Business and Name Changes.

          Change the nature of the business of the Borrower as conducted on the Effective Date, or alter or modify its name, structure or status.

     8.8. Subsidiaries.

          Create or acquire any other Subsidiary, or permit any Subsidiary so to do, except in the ordinary course of business (as conducted on the Effective Date).

     8.9. Declaration of Trust.

          Amend or otherwise modify its Declaration of Trust in any way which would adversely affect the interests of the Agent and the Lenders under any of the Loan Documents, or permit any Subsidiary to amend its organizational documents in a manner which could have the same result.

     8.10. ERISA.

          Adopt or become obligated to contribute to any Plan or Multiemployer Plan, or permit any ERISA Affiliate so to do, other than those set forth on Schedule 4.12.

     8.11. Prepayments of Indebtedness.

          Prepay or obligate itself to prepay, in whole or in part, any Indebtedness or permit any Subsidiary so to do except (i) Indebtedness under the Loan Documents (unless such prepayment is restricted by the Loan Documents), (ii) Indebtedness secured by a mortgage on Real Property which is accelerated or defeased in connection with a sale of such Real Property, provided that (x) such sale does not otherwise result in a Default under this Agreement and
(y) the Borrower complies with the provisions of Section 2.6(b) in connection with such sale, and (iii) prior to the occurrence of a Default or an Event of Default, Permitted Mortgage Indebtedness (whether prepaid pursuant to a refinancing thereof or otherwise), provided that, in connection with a prepayment made pursuant to a refinancing of Permitted Mortgage Indebtedness, the outstanding principal amount of all Permitted Mortgage Indebtedness, after giving effect thereto, does not at any time exceed $105,000,000.

     8.12. Sale and Leaseback.

          Enter into any arrangement with any Person providing for the leasing by it of Property which has been or is to be sold or transferred by it to such Person or to any other Person to whom funds have been or are to be advanced by such Person on the security of such Property or its rental obligations, or permit any Subsidiary so to do.

     8.13. Fiscal Year.

          Change its fiscal year from that in effect on the Effective Date, or permit any Subsidiary so to do.

     8.14. Transactions with Affiliates.

          Become a party to any transaction with an Affiliate unless its Board of Directors shall have determined that the terms and conditions relating thereto are as favorable to it as those which would be obtainable at the time in a comparable arms-length transaction with a Person other than an Affiliate, or permit any Subsidiary so to do.

     8.15. Issuance of Additional Capital Stock by Subsidiaries.

          Permit any Subsidiary to issue any additional Stock or other equity interest of such Subsidiary.

     8.16. Interest Coverage Ratio.

          Permit the Interest Coverage Ratio to be less than 2.50:1.0.

     8.17. Minimum Tangible Net Worth.

          Permit the Tangible Net Worth of the Borrower and its Subsidiaries on a Consolidated basis at any time to be less than $400,000,000.


9.   DEFAULT

     9.1. Events of Default.

          The following shall each constitute an "Event of Default" hereunder:

               (a) The failure of the Borrower to pay any installment of principal on any Note on the date when due and payable; or

               (b) The failure of the Borrower to pay any installment of interest or any other fees or expenses payable under any Loan
Document within five Business Days of the date when due and payable;
or

               (c) The use of the proceeds of any Loan in a manner inconsistent with or in violation of Section 2.15; or

               (d) The failure of the Borrower to observe or perform any covenant or agreement contained in Sections 7.3, 7.11 or 8; or

               (e) The failure to observe or perform any other term, covenant, or agreement contained in any Loan Document and such failure shall have continued unremedied for a period of 30 days after the Borrower shall have obtained knowledge thereof; or

               (f) Any representation or warranty of the Borrower (or of any officer of the Borrower on its behalf) made in any Loan Document to which it is a party or in any certificate, report, opinion (other than an opinion of counsel) or other document delivered or to be delivered pursuant thereto, shall prove to have been incorrect or misleading (whether because of misstatement or omission) in any material respect when made; or

               (g) Any obligation of the Borrower (other than its obligations under the Notes) or any Subsidiary, whether as principal, guarantor, surety or other obligor, for the payment of any Indebtedness shall (i) become or shall be declared to be due and payable prior to the expressed maturity thereof, or (ii) shall not be paid when due or within any grace period for the payment thereof, or
(iii) shall be subject, by the holder of the obligation evidencing such Indebtedness, to acceleration prior to the expressed maturity thereof, and the sum of all such Indebtedness which is the subject of clauses (i) - (iii) inclusive exceeds $4,000,000;

               (h) The Borrower or any Subsidiary shall be in default under any other material agreement and the applicable grace period or cure period, if any, with respect thereto shall have expired; or

               (i) The Borrower or any Subsidiary shall (i) suspend or discontinue its business, (ii) make an assignment for the benefit of creditors, (iii) generally not be paying its debts as such debts become due, (iv) admit in writing its inability to pay its debts as they become due, (v) file a voluntary petition in bankruptcy, (vi) become insolvent (however such insolvency shall be evidenced), (vii) file any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment of debt, liquidation or dissolution or similar relief under any present or future statute, law or regulation of any jurisdiction, (viii) petition or apply to any tribunal for any receiver, custodian or any trustee for any substantial part of its Property, (ix) be the subject of any such proceeding filed against it which remains undismissed for a period of 60 days, (x) file any answer admitting or not contesting the material allegations of any such petition filed against it or any order, judgment or decree approving such petition in any such proceeding,
(xi) seek, approve, consent to, or acquiesce in any such proceeding, or in the appointment of any trustee, receiver, custodian, liquidator, or fiscal agent for it, or any substantial part of its Property, or an order is entered appointing any such trustee, receiver, custodian, liquidator or fiscal agent and such order remains in effect for 60 days, (xii) take any formal action for the purpose of effecting any of the foregoing or looking to the liquidation or dissolution of the Borrower or such Subsidiary; or

               (j) An order for relief is entered under the United States bankruptcy laws or any other decree or order is entered by a court having jurisdiction (i) adjudging the Borrower or any Subsidiary bankrupt or insolvent, (ii) approving as properly filed a petition seeking reorganization, liquidation, arrangement, adjustment or composition of or in respect of the Borrower or any Subsidiary under the United States bankruptcy laws or any other applicable Federal or state law, (iii) appointing a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of the Borrower or any Subsidiary or of any substantial part of the Property thereof,
(iv) ordering the winding up or liquidation of the affairs of the Borrower or any Subsidiary, and any such decree or order continues unstayed and in effect for a period of 60 days; or

               (k) Judgments or decrees against the Borrower or any Subsidiary aggregating in excess of $500,000 shall remain unpaid, unstayed on appeal, undischarged, unbonded or undismissed for a period of 30 days; or

               (l) Any Loan Document shall cease, for any reason, to be in full force and effect, or the Borrower shall so assert in writing or shall disavow any of its obligations thereunder; or

               (m) An event or condition specified in Section 7.2(d) shall occur or exist with respect to any Plan or Multiemployer Plan and, as a result of such event or condition, together with all other such events or conditions, the Borrower shall be reasonably likely to incur a liability to a Plan, a Multiemployer Plan, the PBGC, or any combination thereof which would constitute, in the reasonable opinion of the Required Lenders, a Material Adverse Effect; or

               (n)  There shall occur a Material Adverse Change; or

               (o)  There shall occur a Change in Control.

          Upon the occurrence of an Event of Default or at any time thereafter during the continuance thereof, (a) if such event is an Event of Default specified in clause (i) or (j) above, the Aggregate Commitments shall immediately and automatically terminate and the Loans, all accrued and unpaid interest thereon, and all other amounts owing under the Loan Documents shall immediately become due and payable, and the Agent may, and upon the direction of the Required Lenders shall, exercise any and all remedies and other rights provided in the Loan Documents, and (b) if such event is any other Event of Default, any or all of the following actions may be taken: (i) with the consent of the Required Lenders, the Agent may, and upon the direction of the Required Lenders shall, by notice to the Borrower, declare the Aggregate Commitments to be terminated forthwith, whereupon the Aggregate Commitments shall immediately terminate, and
(ii) with the consent of the Required Lenders, the Agent may, and upon the direction of the Required Lenders shall, by notice of default to the Borrower, declare the Loans, all accrued and unpaid interest thereon and all other amounts owing under the Loan Documents to be due and payable forthwith, whereupon the same shall immediately become due and payable, and the Agent may, and upon the direction of the Required Lenders shall, exercise any and all remedies and other rights provided pursuant to the Loan Documents. Except as otherwise provided in this Section, presentment, demand, protest and all other notices of any kind are hereby expressly waived. The Borrower hereby further expressly waives and covenants not to assert any appraisement, valuation, stay, extension, redemption or similar laws, now or at any time hereafter in force which might delay, prevent or otherwise impede the performance or enforcement of any Loan Document.

          In the event that the Aggregate Commitments shall have been terminated or the Notes shall have been declared due and payable pursuant to the provisions of this Section, any funds received by the Agent and the Lenders from or on behalf of the Borrower shall be applied by the Agent and the Lenders in liquidation of the Loans and the obligations of the Borrower under the Loan Documents in the following manner and order: (i) first, to the payment of interest on and then the principal portion of any Loans which the Agent may have advanced on behalf of any Lender for which the Agent has not then been reimbursed by such Lender or the Borrower; (ii) second, to the payment of any fees or expenses due the Agent from the Borrower, (iii) third, to reimburse the Agent and the Lenders for any expenses (to the extent not paid pursuant to clause (ii) due from the Borrower pursuant to the provisions of Section 11.5; (iv) fourth, to the payment of accrued Facility Fees, and all other fees, expenses and amounts due under the Loan Documents (other than principal and interest on the Notes); (v) fifth, to the payment of interest due on the Notes; (vi) sixth, to the payment of principal outstanding on the Notes; and (vii) seventh, to the payment of any other amounts owing to the Agent and the Lenders under any Loan Document.


10.  THE AGENT

     10.1. Appointment.

          Each Lender hereby irrevocably designates and appoints BNY as the Agent of such Lender under the Loan Documents and each such Lender hereby irrevocably authorizes BNY, as the Agent for such Lender, to take such action on its behalf under the provisions of the Loan Documents and to exercise such powers and perform such duties as are expressly delegated to the Agent by the terms of the Loan Documents, together with such other powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary elsewhere in any Loan Document, the Agent shall not have any duties or responsibilities, except those expressly set forth therein, or any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into the Loan Documents or otherwise exist against the Agent.

     10.2. Delegation of Duties.

          The Agent may execute any of its duties under the Loan
Documents by or through agents or attorneys-in-fact and shall be entitled to rely upon the advice of counsel concerning all matters pertaining to such duties.

     10.3. Exculpatory Provisions.

          Neither the Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates shall be (i) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with the Loan Documents (except for its own gross negligence or willful misconduct), or (ii) responsible in any manner to any of the Lenders for any recitals, statements, representations or warranties made by the Borrower or any officer thereof contained in the Loan Documents or in any certificate, report, statement or other document referred to or provided for in, or received by the Agent under or in connection with, the Loan Documents or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of any of the Loan Documents or for any failure of the Borrower or any other Person to perform its obligations thereunder. The Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, the Loan Documents, or to inspect the properties, books or records of the Borrower. The Agent shall not be under any liability or responsibility whatsoever, as Agent, to the Borrower or any other Person as a consequence of any failure or delay in performance, or any breach, by any Lender of any of its obligations under any of the Loan Documents.

     10.4. Reliance by Agent.

          The Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, opinion, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Borrower), independent accountants and other experts selected by the Agent. The Agent may treat each Lender, or the Person designated in the last notice filed with it under this Section, as the holder of all of the interests of such Lender in its Loans and in its Note until written notice of transfer, signed by such Lender (or the Person designated in the last notice filed with the Agent) and by the Person designated in such written notice of transfer, in form and substance satisfactory to the Agent, shall have been filed with the Agent. The Agent shall not be under any duty to examine or pass upon the validity, effectiveness or genuineness of the Loan Documents or any instrument, document or communication furnished pursuant thereto or in connection therewith, and the Agent shall be entitled to assume that the same are valid, effective and genuine, have been signed or sent by the proper parties and are what they purport to be. The Agent shall be fully justified in failing or refusing to take any action under the Loan Documents unless it shall first receive such advice or concurrence of the Required Lenders as it deems appropriate. The Agent shall in all cases be fully protected in acting, or in refraining from acting, under the Loan Documents in accordance with a request or direction of the Required Lenders, and such request or direction and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders and all future holders of the Notes.

     10.5. Notice of Default.

          The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default unless the Agent has received written notice thereof from a Lender or the Borrower. In the event that the Agent receives such a notice, the Agent shall promptly give notice thereof to the Lenders. The Agent shall take such action with respect to such Default or Event of Default as shall be reasonably directed by the Required Lenders, provided, however, that unless and until the Agent shall have received such directions, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem to be in the best interests of the Lenders.

     10.6. Non-Reliance on Agent and Other Lenders.

          Each Lender expressly acknowledges that neither the Agent nor any of its respective officers, directors, employees, agents, attorneys-in-fact or affiliates has made any representations or warranties to it and that no act by the Agent hereinafter, including any review of the affairs of the Borrower, shall be deemed to constitute any representation or warranty by the Agent to any Lender. Each Lender represents to the Agent that it has, independently and without reliance upon the Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own evaluation of and investigation into the business, operations, Property, financial and other condition and creditworthiness of the Borrower and made its own decision to enter into this Agreement. Each Lender also represents that it will, independently and without reliance upon the Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, evaluations and decisions in taking or not taking action under any Loan Document, and to make such investigation as it deems necessary to inform itself as to the business, operations, Property, financial and other condition and creditworthiness of the Borrower. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Agent hereunder, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, Property, financial and other condition or creditworthiness of the Borrower which may come into the possession of the Agent or any of its officers, directors, employees, agents, attorneys-in-fact or affiliates.

     10.7. Indemnification.

          Each Lender agrees to indemnify and reimburse the Agent in its capacity as such (to the extent not promptly reimbursed by the Borrower and without limiting the obligation of the Borrower to do
so), pro rata according to its Commitment, from and against any and all liabilities, obligations, claims, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever including, without limitation, any amounts paid to the Lenders (through the Agent) by the Borrower pursuant to the terms of the Loan Documents, that are subsequently rescinded or avoided, or must otherwise be restored or returned) which may at any time (including, without limitation, at any time following the payment of the Notes) be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of the Loan Documents or any other documents contemplated by or referred to therein or the transactions contemplated thereby or any action taken or omitted to be taken by the Agent under or in connection with any of the foregoing; provided, however, that no Lender shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements to the extent resulting solely from the gross negligence or willful misconduct of the Agent. The agreements in this Section shall survive the payment of all amounts payable under the Loan Documents.

     10.8. Agent in Its Individual Capacity.

          BNY and its respective affiliates may make loans to, accept deposits from, issue letters of credit for the account of, and generally engage in any kind of business with, the Borrower as though BNY was not Agent hereunder. With respect to the Commitment made or renewed by BNY and the Note issued to BNY, BNY shall have the same rights and powers under the Loan Documents as any Lender and may exercise the same as though it was not the Agent, and the terms "Lender" and "Lenders" shall in each case include BNY.

     10.9. Successor Agent.

          If at any time the Agent deems it advisable, in its sole discretion, it may submit to each of the Lenders a written notice of its resignation as Agent under this Agreement, such resignation to be effective upon the earlier of (i) the written acceptance of the duties of the Agent under the Loan Documents by a successor Agent and (ii) on the 30th day after the date of such notice. Upon any such resignation, the Required Lenders shall have the right to appoint from among the Lenders a successor Agent. If no successor Agent shall have been so appointed by the Required Lenders and accepted such appointment in writing within 30 days after the retiring Agent's giving of notice of resignation, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent, which successor Agent shall be a commercial bank organized under the laws of the United States of America or any State thereof and having a combined capital and surplus of at least $100,000,000. The Borrower shall have the right to approve any such successor Agent, which approval shall not be unreasonably withheld or delayed. Upon the acceptance of any appointment as Agent hereunder by a successor Agent and the approval of such successor Agent by the Borrower in accordance with the terms of this Section, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent's rights, powers, privileges and duties as Agent under the Loan Documents shall be terminated. The Borrower and the Lenders shall execute such documents as shall be necessary to effect such appointment. After any retiring Agent's resignation hereunder as Agent, the provisions of the Loan Documents shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under the Loan Documents. If at any time hereunder there shall not be a duly appointed and acting Agent, the Borrower agrees to make each payment due under the Loan Documents directly to the Lenders entitled thereto during such time.


11.  OTHER PROVISIONS.

     11.1. Amendments and Waivers.

          With the written consent of the Required Lenders, the Agent and the Borrower may, from time to time, enter into written amendments, supplements or modifications of the Loan Documents and, with the consent of the Required Lenders, the Agent on behalf of the Lenders may execute and deliver to any such parties a written instrument waiving or a consent to a departure from, on such terms and conditions as the Agent may specify in such instrument, any of the requirements of the Loan Documents or any Default or Event of Default and its consequences; provided, however, that no such amendment, supplement, modification, waiver or consent shall (i) change the Commitments of any Lender or the Aggregate Commitments, (ii) extend the Termination Date (other than as provided for in Section 2.18);
(iii) decrease the rate, or extend the time of payment, of interest of, or change or forgive the principal amount of, or change the requirement that payments and prepayments of principal of, and payments of interest on, the Notes be made pro rata to the Lenders on the basis of the outstanding principal amount of the Loans or (iv) change the provisions of Sections 2.8, 2.11, 2.12, 2.13,, 3.1 or 11.1 without the consent of all of the Lenders; and provided further that no such amendment, supplement, modification, waiver or consent shall amend, modify, waive or consent to a departure from any provision of
Section 10 or otherwise change any of the rights or obligations of the Agent under the Loan Documents without the written consent of the Agent. Any such amendment, supplement, modification, waiver or consent shall apply equally to each of the Lenders and shall be binding upon the parties to the applicable agreement, the Lenders, the Agent and all future holders of the Notes. In the case of any waiver, the parties to the applicable agreement, the Lenders and the Agent shall be restored to their former position and rights under the Loan Documents, and any Default or Event of Default waived shall not extend to any subsequent or other Default or Event of Default, or impair any right consequent thereon.

     11.2. Notices.

          All notices, requests and demands to or upon the respective parties hereto to be effective shall be in writing and, unless otherwise expressly provided herein, shall be deemed to have been duly given or made when delivered by hand, or if sent by certified mail (return receipt requested), when the return receipt is signed on behalf of the party to whom such notice is given, or in the case of telecopier notice, when sent, or if sent by overnight nationwide commercial courier, when deposited with said courier, and in any case addressed as follows in the case of the Borrower or the Agent, and at the Domestic Lending Office in the case of each Lender, or to such other addresses as to which the Agent may be hereafter notified by the respective parties hereto or any future holders of the Notes:

          The Borrower:

          New Plan Realty Trust
          1120 Avenue of the Americas
          New York, New York 10036
          Attention:  Dean Bernstein,
                      Vice President
          Telephone:  (212) 869-3000
          Telecopy:   (212) 302-4776

          with a copy to:

          New Plan Realty Trust
          1120 Avenue of the Americas
          New York, New York 10036
          Attention:  Steven F. Siegel, Esq.,
          Telephone:  (212) 869-3000
          Telecopy:   (212) 302-4776

          and an additional copy to:

          Hofheimer, Gartlir, & Gross
          633 Third Avenue
          New York, New York 10017
          Attention:  Donald M. Weisberg, Esq.
          Telephone:  (212) 818-9000
          Telecopy:   (212) 661-3132

          The Agent:

          The Bank of New York
          One Wall Street
          Agency Function Administration
          18th Floor
          New York, New York 10286
          Attention:  Patricia Clancy
                      Agency Function Administrator
          Telephone:  (212) 635-4695
          Telecopy:   (212) 635-6365 or 6366 or 6367

          with a copy to:

          The Bank of New York
          One Wall Street
          New York, New York 10286
          Attention: Andrea Stuart,
                     Vice President
          Telephone: (212) 635-4672
          Telecopy:  (212) 635-7904,

except that any notice, request or demand by the Borrower to or upon the Agent or the Lenders pursuant to Sections 2.3, 2.4 or 2.7 shall not be effective until received. Any party to a Loan Document may rely on signatures of the parties thereto which are transmitted by telecopier or other electronic means as fully as if originally signed.

     11.3. No Waiver; Cumulative Remedies.

          No failure to exercise and no delay in exercising any right, remedy, power or privilege under any Loan Document shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege under any Loan Document preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges under the Loan Documents are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

     11.4. Survival of Representations and Warranties.

          All representations and warranties made under the Loan Documents and in any document, certificate or statement delivered pursuant hereto or in connection therewith shall survive the execution and delivery of the Loan Documents. After the termination of this Agreement in accordance with its terms, without any extension thereof, the payment in full of all obligations of the Borrower under the Loan Documents and the expiration of any obligations of the Borrower hereunder which survive the termination of this Agreement, the Borrower shall have no liability to the Lenders under such representations and warranties, except that the foregoing shall not apply with respect to any claim, action or proceeding made or brought under any such representations or warranties prior to such termination or payment.

     11.5. Payment of Expenses and Taxes.

          The Borrower agrees, promptly upon presentation of a statement or invoice therefor, and whether any Loan is made (i) to pay or reimburse the Agent for all its out-of-pocket costs and expenses reasonably incurred in connection with the development, preparation and execution of, the Loan Documents, the syndication of the loan transaction evidenced by this Agreement (whether or not such syndication is completed) and any amendment, supplement or modification hereto (whether or not executed), any documents prepared in connection therewith and the consummation of the transactions contemplated thereby, including, without limitation, the reasonable fees and disbursements of Special Counsel, (ii) to pay or reimburse the Agent and the Lenders for all of their respective costs and expenses, including, without limitation, reasonable fees and disbursements of counsel, incurred in connection with (x) any Default or Event of Default and any enforcement or collection proceedings resulting therefrom or in connection with the negotiation of any restructuring or "work-out" (whether consummated or not) of the obligations of the Borrower under any of the Loan Documents and (y) the enforcement of this Section, (iii) to pay, indemnify, and hold each Lender and the Agent harmless from and against, any and all recording and filing fees and any and all liabilities with respect to, or resulting from any delay in paying, stamp, excise and other similar taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of, or consummation of any of the transactions contemplated by, or any amendment, supplement or modification of, or any waiver or consent under or in respect of, the Loan Documents and any such other documents, and (iv) to pay, indemnify and hold each Lender and the Agent and each of their respective officers, directors, employees, affiliates, agents, controlling persons and attorneys (as used in this Section, each an "indemnified person") harmless from and against any and all other liabilities, obligations, claims, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever (including, without limitation, reasonable counsel fees and disbursements) with respect to any claim, investigation or proceeding relating to this Agreement or the Loan documents, including the enforcement and performance of the Loan Documents and the use of the proceeds of the Loans (all the foregoing, collectively, the "indemnified liabilities"), whether or not any such indemnified person is a party to this Agreement or the Loan Documents, and to reimburse each indemnified person for all legal and other expenses incurred in connection with investigating or defending any indemnified liabilities, and, if and to the extent that the foregoing indemnity may be unenforceable for any reason, the Borrower agrees to make the maximum payment permitted or not prohibited under applicable law; provided, however, that the Borrower shall have no obligation hereunder to pay indemnified liabilities to the Agent or any Lender arising from (A) the gross negligence or willful misconduct of the Agent or such Lender or (B) disputes solely between the Lenders and which are not related to any act or failure to act on the part of the Borrower or the failure of the Borrower to perform any of its obligations under this Agreement or the Loan Documents.

     Notwithstanding the foregoing, the fees and expenses referred to in clause (iv) of the preceding paragraph would not be payable by the Borrower if (x) any such enforcement action brought by the Agent or a Lender were dismissed, with prejudice, on the pleadings or pursuant to a motion made by the Borrower for summary judgment, and (y) if the Agent or such Lender, as the case may be, appealed such dismissal, such dismissal were affirmed and the time for any further appeals had expired. The obligations of the Borrower under this Section shall survive the termination of the Agreement and the Aggregate Commitments and the payment of the Notes and all other amounts payable under the Loan Documents.

     11.6. Lending Offices.

          Each Lender shall have the right at any time and from time to time to transfer its Loans to a different office, provided that such Lender shall promptly notify the Agent and the Borrower of any such change of office. Such office shall thereupon become such Lender's Domestic Lending Office or Eurodollar Lending Office, as the case may be, provided, however, that no such Lender shall be entitled to receive any greater amount under Sections 2.3, 2.4 and 2.7 as a result of a transfer of any such Loans to a different office of such Lender than it would be entitled to immediately prior thereto unless such claim would have arisen even if such transfer had not occurred.

     11.7. Successors and Assigns.

          (a) The Loan Documents shall be binding upon and inure to the benefit of the Borrower, the Lenders, the Agent, all future holders of the Notes and their respective successors and assigns, except that the Borrower may not assign, delegate or transfer any of its rights or obligations under the Loan Documents without the prior written consent of the Agent and each Lender.

          (b) Each Lender shall have the right at any time, upon written notice to the Agent of its intent to do so, to sell, assign, transfer or negotiate all or any part of such Lender's rights and/or obligations under the Loan Documents to one or more of its Affiliates, to one or more of the other Lenders (or to Affiliates of such other Lenders) or, with the prior written consent of the Borrower and the Agent (which consent, from either of them, shall not be unreasonably withheld and shall not be required from the Borrower upon the occurrence and during the continuance of an Event of Default), to sell, assign, transfer or negotiate all or any part of such Lender's rights and obligations under the Loan Documents to any other bank, insurance company, pension fund, mutual fund or other financial institution, provided that there shall be paid to the Agent by the assigning Lender a fee (the "Assignment Fee") of $2,500. For each assignment, the parties to such assignment shall execute and deliver to the Agent for its acceptance and recording an Assignment and Acceptance Agreement. Upon such execution, delivery, acceptance and recording by the Agent, from and after the effective date specified in such Assignment and Acceptance Agreement, the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance Agreement, the assignor Lender thereunder shall be released from its obligations under the Loan Documents. The Borrower agrees upon written request of the Agent and at the Borrower's expense to execute and deliver (1) to such assignee, a Note, dated the effective date of such Assignment and Acceptance Agreement, in an aggregate principal amount equal to the Loans assigned to, and Commitments assumed by, such assignee and (2) to such assignor Lender, a Note, dated the effective date of such Assignment and Acceptance Agreement, in an aggregate principal amount equal to the balance of such assignor Lender's Loans and Commitment, if any, and each assignor Lender shall cancel and return to the Borrower its existing Note.
Upon any such sale, assignment or other transfer, the Commitments and the Commitment Percentages set forth in Exhibit C shall be adjusted accordingly by the Agent and a new Exhibit C shall be distributed by the Agent to the Borrower and each Lender.

          (c) Each Lender may grant participations in all or any part of its Loans, its Note and its Commitment to one or more banks, insurance companies, financial institutions, pension funds or mutual funds, provided that (i) such Lender's obligations under the Loan Documents shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties to the Loan Documents for the performance of such obligations, (iii) the Borrower, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under the Loan Documents, (iv) no sub-participations shall be permitted and
(v) the voting rights of any holder of any participation shall be limited to decisions that only do any of the following: (A) subject the participant to any additional obligation, (B) reduce the principal of, or interest on the Notes or any fees or other amounts payable hereunder, and (C) postpone any date fixed for the payment of principal of, or interest on the Notes or any fees or other amounts payable hereunder. The Borrower acknowledges and agrees that any such participant shall for purposes of Sections 2.9, 2.11, 2.13 and 2.15 be deemed to be a "Lender"; provided, however, the Borrower shall not, at any time, be obligated to pay any participant in any interest of any Lender hereunder any sum in excess of the sum which the Borrower would have been obligated to pay to such Lender in respect of such interest had such Lender not sold such participation.

          (d)  If any (i) assignment is made pursuant to subsection
(b) or (ii) any participation is granted pursuant to subsection (c), shall be made to any Person that is organized under the laws of any jurisdiction other than the United States of America or any State thereof, such Person shall furnish such certificates, documents or other evidence to the Borrower and the Agent, in the case of clause
(i) and to the Borrower and the Lender which sold such participation in the case of clause (ii), as shall be required by Section 2.10(b) to evidence such Person's exemption from U.S. withholding taxes with respect to any payments under or pursuant to the Loan Documents because such Person is eligible for the benefits of a tax treaty which provides for a zero % rate of tax on any payments under the Loan Documents or because any such payments to such Person are effectively connected with the conduct by such Person of a trade or business in the United States.

          (e) No Lender shall, as between and among the Borrower, the Agent and such Lender, be relieved of any of its obligations under the Loan Documents as a result of any sale, assignment, transfer or negotiation of, or granting of participations in, all or any part of its Loans, its Commitment or its Note, except that a Lender shall be relieved of its obligations to the extent of any such sale, assignment, transfer, or negotiation of all or any part of its Loans, its Commitment or its Note pursuant to subsection (b) above.

          (f) Notwithstanding anything to the contrary contained in this Section, any Lender may at any time or from time to time assign all or any portion of its rights under the Loan Documents to a Federal Reserve Bank, provided that any such assignment shall not release such assignor from its obligations thereunder.

     11.8. Counterparts.

          Each Loan Document (other than the Notes) may be executed by one or more of the parties thereto on any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same document. It shall not be necessary in making proof of any Loan Document to produce or account for more than one counterpart signed by the party to be charged. A telecopied counterpart of any Loan Document or to any document evidencing, and of any an amendment, modification, consent or waiver to or of any Loan Document shall be deemed to be an originally executed counterpart. A set of the copies of the Loan Documents signed by all the parties thereto shall be deposited with each of the Borrower and the Agent. Any party to a Loan Document may rely upon the signatures of any other party thereto which are transmitted by telecopier or other electronic means to the same extent as if originally signed.

     11.9. Adjustments; Set-off.

          (a) If any Lender (a "Benefited Lender") shall at any time receive any payment of all or any part of its Loans, or interest thereon, or receive any collateral in respect thereof (whether voluntarily or involuntarily, by set-off, pursuant to events or proceedings of the nature referred to in Section 9.1 (h) or (i), or otherwise) in a greater proportion than any such payment to and collateral received by any other Lender in respect of such other Lender's Loans, or interest thereon, such Benefited Lender shall purchase for cash from each of the other Lenders such portion of each such other Lender's Loans, and shall provide each of such other Lenders with the benefits of any such collateral, or the proceeds thereof, as shall be necessary to cause such Benefited Lender to share the excess payment or benefits of such collateral or proceeds ratably with each of the Lenders, provided, however, that if all or any portion of such excess payment or benefits is thereafter recovered from such Benefited Lender, such purchase shall be rescinded, and the purchase price and benefits returned, to the extent of such recovery, but without interest. The Borrower agrees that each Lender so purchasing a portion of another Lender's Loans may exercise all rights of payment (including, without limitation, rights of set-off, to the extent not prohibited by law) with respect to such portion as fully as if such Lender were the direct holder of such portion.

          (b) In addition to any rights and remedies of the Lenders provided by law, upon the occurrence of an Event of Default and the acceleration of the obligations owing in connection with the Loan Documents, or at any time upon the occurrence and during the continuance of an Event of Default, under Section 9.1(a) or (b), each Lender shall have the right, without prior notice to the Borrower, any such notice being expressly waived by the Borrower to the extent not prohibited by applicable law, to set-off and apply against any indebtedness, whether matured or unmatured, of the Borrower to such Lender, any amount owing from such Lender to the Borrower, at, or at any time after, the happening of any of the above-mentioned events.
To the extent not prohibited by applicable law, the aforesaid right of set-off may be exercised by such Lender against the Borrower or against any trustee in bankruptcy, custodian, debtor in possession, assignee for the benefit of creditors, receiver, or execution, judgment or attachment creditor of the Borrower, or against anyone else claiming through or against the Borrower or such trustee in bankruptcy, custodian, debtor in possession, assignee for the benefit of creditors, receivers, or execution, judgment or attachment creditor, notwithstanding the fact that such right of set-off shall not have been exercised by such Lender prior to the making, filing or issuance, or service upon such Lender of, or of notice of, any such petition, assignment for the benefit of creditors, appointment or application for the appointment of a receiver, or issuance of execution, subpoena, order or warrant. Each Lender agrees promptly to notify the Borrower and the Agent after any such set-off and application made by such Lender, provided that the failure to give such notice shall not affect the validity of such set-off and application.

     11.10. Lenders' Representations.

          Each Lender represents to the Agent that, in acquiring its Note, it is acquiring the same for its own account for the purpose of investment and not with a view to selling the same in connection with any distribution thereof, provided that the disposition of each Lender's own Property shall at all times be and remain within its control.

     11.11. Indemnity.

          The Borrower agrees to indemnify and hold harmless the Agent and each Lender and their respective affiliates, directors, officers, employees, affiliates, agents, controlling persons and attorneys (each an "Indemnified Person") from and against any loss, cost, liability, damage or expense (including the reasonable fees and disbursements of counsel of such Indemnified Person, including all local counsel hired by any such counsel) incurred by such Indemnified Person in investigating, preparing for, defending against, or providing evidence, producing documents or taking any other action in respect of, any commenced or threatened litigation, administrative proceeding or investigation under any federal securities or tax laws or any other statute of any jurisdiction, or any regulation, or at common law or otherwise, which is alleged to arise out of or is based upon (i) any untrue statement of any material fact by the Borrower in any document or schedule executed or filed with any Governmental Authority by or on behalf of the Borrower; (ii) any omission to state any material fact required to be stated in such document or schedule, or necessary to make the statements made therein, in light of the circumstances under which made, not misleading; or (iii) any acts, practices or omissions of the Borrower or its agents relating to the use of the proceeds of any or all borrowings made by the Borrower which are alleged to be in violation of Section 2.15, or in violation of any federal securities or tax laws or of any other statute, regulation or other law of any jurisdiction applicable thereto, whether such Indemnified Person is a party thereto. The indemnity set forth herein shall be in addition to any other obligations, liabilities or other indemnifications of the Borrower to each Indemnified Person under the Loan Documents or at common law or otherwise, and shall survive any termination of the Loan Documents, the expiration of the Commitments and the payment of all indebtedness of the Borrower under the Loan Documents, provided that the Borrower shall have no obligation under this Section to an Indemnified Person with respect to any of the foregoing to the extent found in a final judgment of a court having jurisdiction to have resulted primarily out of the gross negligence or wilful misconduct of such Indemnified Person or arising solely from claims between one such Indemnified Person and another such Indemnified Person.

     11.12. Governing Law.

          The Loan Documents and the rights and obligations of the parties thereunder shall be governed by, and construed and interpreted in accordance with, the internal laws of the State of New York, without regard to principles of conflict of laws.

     11.13. Headings Descriptive.

          Section headings have been inserted in the Loan Documents for convenience only and shall not be construed to be a part thereof.


     11.14. Severability.

          Every provision of the Loan Documents is intended to be severable, and if any term or provision thereof shall be invalid, illegal or unenforceable for any reason, the validity, legality and enforceability of the remaining provisions thereof shall not be affected or impaired thereby, and any invalidity, illegality or unenforceability in any jurisdiction shall not affect the validity, legality or enforceability of any such term or provision in any other jurisdiction.

     11.15. Integration.

          All exhibits to a Loan Document shall be deemed to be a part thereof. The Loan Documents embody the entire agreement and understanding among the Borrower, the Agent and the Lenders with respect to the subject matter thereof and supersede all prior agreements and understandings among the Borrower, the Agent and the Lenders with respect to the subject matter thereof.

     11.16. Consent to Jurisdiction.

          The Borrower hereby irrevocably submits to the jurisdiction of any New York State or Federal court sitting in the City of New York over any suit, action or proceeding arising out of or relating to the Loan Documents. The Borrower hereby irrevocably waives, to the fullest extent permitted or not prohibited by law, any objection which it may now or hereafter have to the laying of the venue of any such suit, action or proceeding brought in such a court and any claim that any such suit, action or proceeding brought in such a court has been brought in an inconvenient forum. The Borrower hereby agrees that a final judgment in any such suit, action or proceeding brought in such a court, after all appropriate appeals, shall be conclusive and binding upon it.

     11.17. Service of Process.

          The Borrower hereby agrees that process may be served against it in any suit, action or proceeding referred to in Section
11.16 by sending the same by first class mail, return receipt requested or by overnight courier service, to the address of the Borrower set forth in Section 11.2 or in the applicable Loan Document executed by the Borrower. The Borrower hereby agrees that any such service (i) shall be deemed in every respect effective service of process upon it in any such suit, action, or proceeding, and (ii) shall to the fullest extent enforceable by law, be taken and held to be valid personal service upon and personal delivery to it.

     11.18. No Limitation on Service or Suit.

          Nothing in the Loan Documents or any modification, waiver, consent or amendment thereto shall affect the right of the Agent or any Lender to serve process in any manner permitted by law or limit the right of the Agent or any Lender to bring proceedings against the Borrower in the courts of any jurisdiction or jurisdictions in which the Borrower may be served.

     11.19. WAIVER OF TRIAL BY JURY.

          THE AGENT, THE LENDERS AND THE BORROWER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION ARISING OUT OF, UNDER OR IN CONNECTION WITH THE LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED THEREIN. FURTHER, THE BORROWER HEREBY CERTIFIES THAT NO REPRESENTATIVE OR AGENT OF THE AGENT, OR THE LENDERS, OR COUNSEL TO THE AGENT OR THE LENDERS, HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT THE AGENT OR THE LENDERS WOULD NOT, IN THE EVENT OF SUCH LITIGATION, SEEK TO ENFORCE THIS WAIVER OF RIGHT TO JURY TRIAL PROVISION. THE BORROWER ACKNOWLEDGES THAT THE AGENT AND THE LENDERS HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, INTER ALIA, THE PROVISIONS OF THIS SECTION.

     11.20. Termination

          After the termination of this agreement in accordance with its terms, without any extension thereof, and the payment in full of all obligations of the Borrower under the Loan Documents (including without limitation, all principal, interest, Facility Fees and other amounts payable hereunder and under the Notes), the obligations of the Borrower hereunder (other than those which are stated herein to survive any termination of this Agreement) shall terminate, except that the foregoing shall not apply with respect to any claim, action or proceeding made or brought under any other provision of the Loan Documents prior to such termination or payment. At the request of the Borrower, the Lender whose obligations under the Notes have been fully paid shall promptly return to the Borrower its Note or other evidence that such Lender has received full payment of such obligations.

     11.21. Limited Recourse Obligations

          This Agreement and all documents, agreements, understandings and arrangements relating to this transaction have been negotiated, executed and delivered on behalf of the Borrower by the trustees or officers thereof in their representative capacity under the Declaration of Trust, and not individually, and bind only the trust estate of the Borrower, and no trustee, officer, employee, agent or shareholder of the Borrower shall be bound or held to any personal liability or responsibility in connection with the agreements, obligations and undertakings of the Borrower hereunder, and any person or entity dealing with the Borrower in connection therewith shall look only to the trust estate for the payment of any claim or for the performance of any agreement, obligation or undertaking thereunder. The Agent and each Lender hereby acknowledge and agree that each agreement and other document executed by the Borrower in accordance with or in respect of this transaction shall be deemed and treated to include in all respects and for all purposes the foregoing exculpatory provision.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

                                    NEW PLAN REALTY TRUST


                                    By: ________________________
                                    Name: ______________________
                                    Title: _____________________


                                    THE BANK OF NEW YORK,
                                    Individually and as Agent


                                    By: ________________________
                                         Andrea H. Stuart
                                         Vice President

                               EXHIBIT A

                     to Revolving Credit Agreement

              FORM OF ASSIGNMENT AND ASSUMPTION AGREEMENT

           This Assignment and Assumption Agreement is made and entered into as of _____ __, 19__, by and between ____________ (the "Assignor") and ____________ (the "Assignee").

                            R E C I T A L S

           1. The Assignor, certain other lenders (together with any prior assignees, the "Lenders") and The Bank of New York, as agent (the "Agent"), are parties to that certain Revolving Credit Agreement dated as of December 30, 1993 (the "Credit Agreement") with New Plan Realty Trust, a Massachusetts business trust (the "Borrower"). Pursuant to the Credit Agreement, the Lenders agreed to make Revolving Credit Loans under Commitments in the aggregate amount of $65,000,000. The amount of the Assignor's Commitment (before giving effect to this Assignment) is specified in Item 1 of Schedule 1 hereto. The outstanding principal amount of the Assignor's Loans under its Commitment (before giving effect to this Assignment) is specified in
Item 2 of Schedule 1 hereto. All capitalized terms not otherwise defined herein are used herein as defined in the Credit Agreement.

           2. The Assignor wishes to sell and assign to the Assignee, and the Assignee wishes to purchase and assume from the Assignor, (i) the portion of the Assignor's Commitment specified in
Item 3 of Schedule 1 hereto (the "Assigned Commitment") and (ii) the portion of the Assignor's Loans specified in Item 5 of Schedule 1 hereto (the "Assigned Loans").

           The parties agree as follows:

           3. Assignment. Subject to the terms and conditions set forth herein and in the Credit Agreement, the Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, without recourse, on the date set forth above (the "Assignment Date") (a) all right, title and interest of the Assignor to the Assigned Loans and (b) all obligations of the Assignor under the Credit Agreement with respect to the Assigned Commitment and as a "Lender" thereunder. As full consideration for the sale of the Assigned Loans and the Assigned Commitment, the Assignee shall pay to the Assignor on the Assignment Date the principal amount of the Assigned Loans (the "Purchase Price").

           4. Representation and Warranties. Each of the Assignor and the Assignee represents and warrants to the other that (a) it has full power and legal right to execute and deliver this Agreement and to perform the provisions of this Agreement; (b) the execution, delivery and performance of this Agreement have been authorized by all action, corporate or otherwise, and do not violate any provisions of its charter or by-laws or any contractual obligations or requirement of law binding on it; and (c) this Agreement constitutes its legal, valid and binding obligation, enforceable against it in accordance with its terms.

           5. Condition Precedent. The obligations of the Assignor and the Assignee hereunder shall be subject to the fulfillment of the condition that the Assignor shall have (a) received payment in full of the Purchase Price, and (b) complied with the other applicable provisions of Section 11.7 of the Credit Agreement.

           6. Notice of Assignment. The Assignor agrees to give notice of the assignment and assumption of the Assigned Loans and the Assigned Commitment to the Agent and the Borrower and hereby instructs the Agent and the Borrower to make all payments with respect to the Assigned Loans and the Assigned Commitment directly to the Assignee at the applicable Lending Offices specified in Item 6 on Schedule 1 hereto, or to the Agent for the account of the Assignee as a Lender (in either case, as required by the terms of the Credit Agreement); provided, however, that the Borrower and the Agent shall be entitled to continue to deal solely and directly with the Assignor in connection with the interests so assigned until the Agent and the Borrower, to the extent required by Section 11.7 of the Credit Agreement, shall have received notice of the assignment, the Borrower and the Agent shall have consented in writing thereto, and the Agent shall have recorded and accepted this Agreement and received the Assignment Fee required to be paid pursuant to Section 11.7 of the Credit Agreement. From and after the date (the "Assignment Effective Date") on which the Agent shall notify the Borrower and the Assignor that the requirements set forth in the foregoing sentence shall have occurred and all consents (if any) required shall have been given, (i) the Assignee shall be deemed to be a party to the Credit Agreement and, to the extent that rights and obligations thereunder shall have been assigned to Assignee as provided in such notice of assignment to the Agent, shall have the rights and obligations of a Lender under the Credit Agreement, and (ii) the Assignee shall be deemed to have appointed the Agent to take such action as agent on its behalf and to exercise such powers under the Loan Documents as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto. The Assignee agrees that the provisions of Section 10 of the Credit Agreement are hereby incorporated into this Agreement by this reference, as if fully set forth herein at length. After the Assignment Effective Date, the Agent shall make all payments in respect of the interest assigned hereby (including payments of principal, interest, fees and other amounts) to the Assignee. The Assignor and Assignee shall make all appropriate adjustment in payments under the Assigned Loans and the Assigned Commitment for periods prior to the Assignment Effective Date hereof directly between themselves. The Assignee agrees to deliver to the Borrower and the Agent such Internal Revenue Service forms as may be required to establish that the Assignee is entitled to receive payments under the Credit Agreement without deduction or withholding of tax.

           7. Independent Investigation. The Assignee acknowledges that it is purchasing the Assigned Loans and the Assigned Commitment from the Assignor totally without recourse and, except as provided in
Section 2 hereof, without representation or warranty. The Assignee further acknowledges that it has made its own independent investigation and credit evaluation of the Borrower in connection with its purchase of the Assigned Loans and the Assigned Commitment.
Except for the representations or warranties set forth in Section 2, the Assignee acknowledges that it is not relying on any representation or warranty of the Assignor, expressed or implied, including without limitation, any representation or warranty relating to the legality, validity, genuineness, enforceability, collectibility, interest rate, repayment schedule or accrual status of the Assigned Loans or the Assigned Commitment, the legality, validity, genuineness or enforceability of the Credit Agreement, the related Notes, or any other Loan Document referred to in or delivered pursuant to the Credit Agreement, or financial condition or creditworthiness of the Borrower or any other Person. The Assignor has not and will not be acting as either the representative, agent or trustee of the Assignee with respect to matters arising out of or relating to the Credit Agreement or this Agreement. From and after the Assignment Effective Date, except as set forth in Section 4 above, the Assignor shall have no rights or obligations with respect to the Assigned Loans or the Assigned Commitments.

           8. Consent of the Borrower and Agent; Exchange of Notes. Pursuant to the provisions of Section 11.7 of the Credit Agreement, and to the extent required thereby, the Borrower and Agent, by signing below, consents to this Agreement and to the assignment contemplated herein. The Borrower further agrees upon receipt of the Assignor's Note, to execute and deliver:

                     a. to the Assignee, a Note, in an aggregate principal amount of $____.

                                     to the Assignor, a Note, in an
aggregate principal amount of [insert "0" if entire commitment is being assigned] $____.

                At the request of the Borrower, the Lender whose obligations under its Note have been fully paid or who has received a replacement Note pursuant to the foregoing, shall promptly return to the Borrower its Note or superseded Note, as the case may be, or other evidence that such Lender has received full payment of such obligations or a replacement Note in respect of such superseded Note.

           9. Method of Payment. All payments to be made by either party hereunder shall be in funds available at the place of payment on the same day and shall be made by wire transfer to the account designated by the party to receive payment.

           10. Integration. This Agreement shall supersede any prior agreement or understanding between the parties (other than the Credit Agreement) as to the subject matter hereof.

           11. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original and shall be binding upon both parties, their successors and assigns.

           12. Headings. Section headings have been inserted herein for convenience only and shall not be construed to be a part hereof.

           13. Amendments; Waivers. This Agreement may not be amended, changed, waived or modified except by a writing executed by the parties hereto, and may not be amended, changed, waived or modified in any manner inconsistent with Section 11.7 of the Credit Agreement without the prior written consent of the Agent.

           14. Governing Law. This Agreement shall be governed by, and construed in accordance with the laws of, the State of New York.

            Limited Recourse Obligations.   This Agreement and all
documents, agreements, understandings and arrangements relating to this transaction have been negotiated, executed and delivered on behalf of the Borrower by the trustees or officers thereof in their representative capacity under the Declaration of Trust, and not individually, and bind only the trust estate of the Borrower, and no trustee, officer, employee, agent or shareholder of the Borrower shall be bound or held to any personal liability or responsibility in connection with the agreements, obligations and undertakings of the Borrower hereunder, and any person or entity dealing with the Borrower in connection therewith shall look only to the trust estate for the payment of any claim or for the performance of any agreement, obligation or undertaking thereunder. The Agent and each Lender hereby acknowledge and agree that each agreement and other document executed by the Borrower in accordance with or in respect of this transaction shall be deemed and treated to include in all respects and for all purposes the foregoing exculpatory provision.


                                       [ASSIGNOR]


                                       By:____________________________
                                       _
                                       Title:_________________________
                                       _


                                       [ASSIGNEE]


                                       By:____________________________
                                       _
                                       Title:_________________________
                                       _


Consented to:

NEW PLAN REALTY TRUST


By: _________________________
Title: ______________________


THE BANK OF NEW YORK, as Agent


By: _________________________
Title: ______________________

                              SCHEDULE 1

                                  TO

                  ASSIGNMENT AND ASSUMPTION AGREEMENT


                              relating to

                   Revolving Credit Agreement among
                        NEW PLAN REALTY TRUST,
                      the Lenders party thereto,
                                  and
                    The Bank of New York, as Agent,
                     dated as of December 30, 1993



Item 1.    Assignor's Commitment                $________________

Item 2.    Assignor's Loans
                consisting of:
                  Alternate Base Rate Advances  $________________
                  Eurodollar Advances           $________________
                  Competitive Bid Advances      $________________

Item 3.    Amount of Assigned Commitment        $________________

Item 4. (a)     Percentage of Commitment
                     assigned as a percentage of
                     the Aggregate Commitments
                     of all Lenders:            $_____________%

              (b)    Percentage of Commitment
                     retained as a percentage of
                     the Aggregate Commitments
                     of all Lenders:            $_____________%

Item 5.    Amount of Assigned Loans
                consisting of:
                  Alternate Base Rate Advances  $________________
                  Eurodollar Advances           $________________
                  Competitive Bid Advances      $________________

Item 6.    Applicable Lending Offices
                of Assignee and Address for
                Notices pursuant to Section
                11.2 of the Credit Agreement

Applicable Lending          Applicable
Office for Alternate        Lending Office
Base Rate and               for Eurodollar          Address
Competitive Bid Loans       Loans                 for Notices

____________________        ____________________  __________________
____________________        ____________________  __________________

Attention:                  Attention:            Attention:
Telephone:                  Telephone:            Telephone:
Telecopier:                 Telecopier:           Telecopier:

                               EXHIBIT B

                     to Revolving Credit Agreement


                          LIST OF COMMITMENTS




                                              Commitment
Bank                    Commitment            Percentage

The Bank of             65,000,000               100%
 New York



TOTAL                   $65,000,000              100%




                               EXHIBIT C

               FORM OF COMPETITIVE BID BORROWING REQUEST





                                              _____________, 19__


The Bank of New York, as Agent
One Wall Street
New York, New York 10286

Attention:  ________________,
            ________________

Re: Revolving Credit Agreement, dated as of December 30, 1993, by and among NEW PLAN REALTY TRUST (the
                "Borrower"), the signatory Lenders thereto, and THE BANK OF NEW YORK, as Agent (the "Agreement")


                Capitalized terms used herein that are defined in the Agreement shall have the meanings therein defined.

                Pursuant to section 2.4 of the Agreement, the Borrower hereby gives notice of its desire to effect a Competitive Bid Borrowing under the Agreement in the amount of $____________ on ________________, 19__, which borrowing shall consist of Competitive Bid Loans having an Interest Period of _____ days.

                The Borrower hereby certifies that on the date hereof and on the Borrowing Date set forth above, and after giving effect to the Competitive Bid Loans requested hereby:

                (a) The Borrower is and shall be in compliance with all of the terms, covenants and conditions of the Loan Documents.

                (b) There exists and there shall exist no Default or Event of Default.

                (b) The proceeds of such Loans will be used in accordance with section 2.15 of the Agreement.

                (c) Each of the representations and warranties contained in the Agreement is and shall be true and correct.

                (d)  A Material Adverse Change has not occurred.

                (e) After giving effect to the Loans requested to be made hereby, the aggregate outstanding principal balance of the Loans does not exceed the Aggregate Commitments.

                The Borrower has caused this certificate to be executed by its duly authorized officer as of the date and year first written above.

                This Request and all documents, agreements, understandings and arrangements relating to this transaction have been negotiated, executed and delivered on behalf of the Borrower by the trustees or officers thereof in their representative capacity under the Declaration of Trust, and not individually, and bind only the trust estate of the Borrower, and no trustee, officer, employee, agent or shareholder of the Borrower shall be bound or held to any personal liability or responsibility in connection with the agreements, obligations and undertakings of the Borrower hereunder, and any person or entity dealing with the Borrower in connection therewith shall look only to the trust estate for the payment of any claim or for the performance of any agreement, obligation or undertaking thereunder. The Agent and each Lender hereby acknowledge and agree that each agreement and other document executed by the Borrower in accordance with or in respect of this transaction shall be deemed and treated to include in all respects and for all purposes the foregoing exculpatory provision.


                                      NEW PLAN REALTY TRUST



                                      By:
                                      Title:
                               EXHIBIT D

                    FORM OF COMPLIANCE CERTIFICATE


                                              Date: ______________



           I, ______________, do hereby certify that I am the Chief Financial Officer of New Plan Realty Trust, a Massachusetts business trust (the "Borrower"), and that, as such, I am duly authorized to execute and deliver this Compliance Certificate on the Borrower's behalf pursuant to Section 7.1(d) of the Revolving Credit Agreement, dated as of December 30, 1993, by and among the Borrower and The Bank of New York, as Agent (as the same may be amended, supplemented or otherwise modified from time to time, the "Agreement"). Capitalized terms used herein which are not herein defined shall have the meanings ascribed thereto by the Agreement.

           I hereby certify that:

                1. The Interest Coverage Ratio as of ______________ is __.___:1.00, calculated as set forth on the schedule attached hereto.

                2. The Tangible Net Worth as of ______________ is $____________, calculated as set forth on the schedule attached hereto.

                3. There exists no Default or Event of Default and, since ___________________, there has occurred no Material Adverse
Change.

                4. The representations and warranties contained in each of the Loan Documents to which the Borrower is a party are true and correct in all material respects.

                This Certificate and all documents, agreements, understandings and arrangements relating to this transaction have been negotiated, executed and delivered on behalf of the Borrower by the trustees or officers thereof in their representative capacity under the Declaration of Trust, and not individually, and bind only the trust estate of the Borrower, and no trustee, officer, employee, agent or shareholder of the Borrower shall be bound or held to any personal liability or responsibility in connection with the agreements, obligations and undertakings of the Borrower hereunder, and any person or entity dealing with the Borrower in connection therewith shall look only to the trust estate for the payment of any claim or for the performance of any agreement, obligation or undertaking thereunder. The Agent and each Lender hereby acknowledge and agree that each agreement and other document executed by the Borrower in accordance with or in respect of this transaction shall be deemed and treated to include in all respects and for all purposes the foregoing exculpatory provision.

           IN WITNESS WHEREOF, I have executed this Compliance
Certificate on this ___ day of ______________, ____.




                                       ____________________________
                                         Chief Financial Officer

                               EXHIBIT E

                FORM OF CONVENTIONAL BORROWING REQUEST


                                              _______ __, 199_


The Bank of New York, as Agent
One Wall Street
New York, New York 10286

Attention:  ________________,
            ________________

Re: Revolving Credit Agreement, dated as of December 30, 1993, by and among NEW PLAN REALTY TRUST (the
                "Borrower"), the signatory Lenders thereto, and THE BANK OF NEW YORK, as Agent (the "Agreement")


     Capitalized terms used herein that are defined in the Agreement shall have the meanings therein defined.

          1. Pursuant to Section 2.3 of the Agreement, the Borrower hereby gives notice of its intention to borrow Loans in an aggregate principal amount of $_______ on ______ __, 19__, which borrowing(s) shall consist of the following Advances:

                                                Initial Interest
    Type of Advance                             Period for Euro-
    (Eurodollar or ABR)          Amount         dollar Advances


(a) __________________           $_________     __________________

(b) __________________           $_________     __________________
          2. The Borrower hereby certifies that on the date hereof and on the Borrowing Date set forth above, and after giving effect to the Competitive Bid Loans requested hereby:

                (a) The Borrower is and shall be in compliance with all of the terms, covenants and conditions of the Loan Documents.

                (b) There exists and there shall exist no Default or Event of Default.

                (b) The proceeds of such Loans will be used in accordance with section 2.15 of the Agreement.

                (c) Each of the representations and warranties contained in the Agreement is and shall be true and correct.

                (d)  A Material Adverse Change has not occurred.

                (e) After giving effect to the Loans requested to be made hereby, the aggregate outstanding principal balance of the Loans does not exceed the Aggregate Commitments.

                The Borrower has caused this certificate to be executed by its duly authorized officer as of the date and year first written above.

                This Request and all documents, agreements, understandings and arrangements relating to this transaction have been negotiated, executed and delivered on behalf of the Borrower by the trustees or officers thereof in their representative capacity under the Declaration of Trust, and not individually, and bind only the trust estate of the Borrower, and no trustee, officer, employee, agent or shareholder of the Borrower shall be bound or held to any personal liability or responsibility in connection with the agreements, obligations and undertakings of the Borrower hereunder, and any person or entity dealing with the Borrower in connection therewith shall look only to the trust estate for the payment of any claim or for the performance of any agreement, obligation or undertaking thereunder. The Agent and each Lender hereby acknowledge and agree that each agreement and other document executed by the Borrower in accordance with or in respect of this transaction shall be deemed and treated to include in all respects and for all purposes the foregoing exculpatory provision.

                                      NEW PLAN REALTY TRUST

                                      By:
                                      Title:

                               EXHIBIT F

                             FORM OF NOTE


$_________                             _________ __, 199_
                                              New York, New York


           FOR VALUE RECEIVED, on the Maturity Date, NEW PLAN REALTY TRUST a Massachusetts business trust (the "Borrower"), hereby promises to pay to the order of ________________ (the "Lender"), at the office of The Bank of New York, as Agent (the "Agent"), located at One Wall Street, New York, New York or at such other place as the Agent may specify from time to time, in lawful money of the United States of America, the principal sum of $__________, or such lesser unpaid principal balance as shall be outstanding hereunder, together with interest from the date hereof, on the unpaid principal balance hereof, payable at the rate or rates and at the time or times provided for in the Revolving Credit Agreement, dated as of December 30, 1993, among the Borrower, the signatory Lenders thereto and the Agent (as the same may be amended, modified or supplemented from time to time, the "Agreement"). Capitalized terms used herein that are defined in the Agreement shall have the meanings therein defined. In no event shall interest payable hereon exceed the Highest Lawful Rate.

           This Note is one of the Notes referred to in the Agreement and is entitled to the benefits of, and is subject to the terms set forth in, the Agreement. The principal of this Note is payable in the amounts and under the circumstances, and its maturity is subject to acceleration upon the terms, set forth in the Agreement. Except as otherwise provided in the Agreement, if any payment on this Note becomes due and payable on a day which is not a Business Day, the maturity thereof shall be extended to the next Business Day and interest shall be payable at the applicable rate or rates specified in the Agreement during such extension period.

           Presentment for payment, demand, protest, notice of protest and notice of dishonor and all other demands and notices in connection with the delivery, performance and enforcement of this Note are hereby waived, except as specifically otherwise provided in the Agreement.

           This Note is being delivered in, is intended to be performed in, shall be construed and interpreted in accordance with, and be governed by the internal laws of, the State of New York, without regard to principles of conflicts of law.

           This Note may only be amended by an instrument in writing executed pursuant to the provisions of Section 11.1 of the Agreement.

           This Note and all documents, agreements, understandings and arrangements relating to this transaction have been negotiated, executed and delivered on behalf of the Borrower by the trustees or officers thereof in their representative capacity under the Declaration of Trust, and not individually, and bind only the trust estate of the Borrower, and no trustee, officer, employee, agent or shareholder of the Borrower shall be bound or held to any personal liability or responsibility in connection with the agreements, obligations and undertakings of the Borrower hereunder, and any person or entity dealing with the Borrower in connection therewith shall look only to the trust estate for the payment of any claim or for the performance of any agreement, obligation or undertaking thereunder. The Agent and each Lender hereby acknowledge and agree that each agreement and other document executed by the Borrower in accordance with or in respect of this transaction shall be deemed and treated to include in all respects and for all purposes the foregoing exculpatory provision.



                                       NEW PLAN REALTY TRUST


                                       By: ________________________
                                       Name:_______________________
                                       Title:______________________

                             SCHEDULE TO NOTE

                                         Interest
                                         Rate on
                                         Eurodollar
                                         or Competi-
                                         tive Bid
     Type of                             Advances    Interest
     Advance (ABR,            Amount of  without     Period (if
     Eurodollar               principal  regard to   Eurodollar
     or Competitive Amount of paid or    Applicable  or Competi-  Notation
Date Live Bid)      Advance   prepaid    Margin)     tive Bid     Made By
____ ______________ _________ _________  __________  ___________  ________

                           Exhibit G-1

                    HOFHEIMER GARTLIR & GROSS
                        633 Third Avenue
                       New York, NY  10017




                                                ___________, 1994






The Bank of New York,
Individually and as Agent


                   Re:  New Plan Realty Trust

Ladies and Gentlemen:

          We have acted as counsel to New Plan Realty Trust (the "Borrower") in connection with the Revolving Credit Agreement (the "Agreement") between The Bank of New York (the "Lender") and the Borrower. Terms defined in the Agreement and used herein which are not otherwise defined herein shall have the respective meanings provided therefor in the Agreement.

          As such counsel, we have reviewed copies of the following documents executed and/or delivered contemporaneously herewith (all of such documents are hereinafter referred to as the "Loan Documents"):

     (a)  the Agreement; and

     (b)  the Revolving Credit Note (the "Note") executed by the
Borrower in favor of Lender.

          We have also reviewed (i) the Declaration of Trust of Borrower, as amended to date (the "Declaration"), (ii) originals or copies, certified or otherwise identified to our satisfaction, of such records, agreements, documents and other instruments, and of such certificates or comparable documents of public officials and officers and representatives of the Borrower, and have made such inquiries of such officers and representatives, as we have deemed relevant and necessary as the basis for the opinions hereinafter set forth.

          In addition, we have made such other investigations as we have deemed necessary as a basis for the opinions hereinafter expressed.

          This opinion is limited to matters arising under the laws of the State of New York and the federal laws of the United
States and does not cover matters arising under the laws of any other jurisdiction.

          We have assumed the conformity to originals of documents purporting to be copies of originals, the genuineness of signatures not familiar to us and the competence of the individuals who have executed documents. As to all questions of fact material to this opinion which have not been independently established, we have relied upon certificates or comparable documents of officers and representatives of the Borrower, the opinion of Borrower's general counsel, and upon the representations and warranties of the Borrower contained in the Loan Documents. We have also assumed that the Agreement and the other Loan Documents have been duly executed and delivered by the Lender and that the execution and delivery of such instruments and the transactions contemplated thereby are within the authority of the Lender, have been duly authorized by proper proceedings, and are the valid, binding and enforceable obligations of the Lender.

          We understand that all of the foregoing assumptions and limitations are acceptable to you.

          Based on the foregoing and having regard to the legal considerations which we deem relevant, we are of the opinion, that:

          1. The Declaration is in full force and effect in accordance with the terms thereof and, since December 14, 1987, there have been no amendments to the Declaration of Trust.

          2. The Borrower has full legal power and authority to enter into, execute, deliver and perform the terms of the Loan Documents and to make the borrowings contemplated thereby, to execute, deliver and carry out the terms of the Notes and to incur the obligations provided for therein, all of which have been duly authorized by all proper and necessary action and are in full compliance with the Declaration of Trust.

          3. The Loan Documents constitute the valid and legally binding obligations of the Borrower, enforceable in accordance with their respective terms. No provision of any applicable statute, law (including, without limitation, any applicable usury or similar law), rule or regulation of any Governmental Body will prevent the execution, delivery or performance of, or affect the validity of, the Loan Documents.

          The opinions set forth in Paragraph 3 above are expressly subject to (i) bankruptcy, insolvency, moratorium, reorganization, fraudulent conveyance and other similar laws relating to or affecting the enforceability of creditors' rights and remedies generally; (ii) the qualification that certain provisions of the Loan Documents are or may be unenforceable in whole or in part, but the inclusion of such provisions does not affect the validity of any of the Loan Documents and each of such documents contains adequate provisions for enforcing payment of the obligations secured thereby and for the practical realization of the rights and benefits afforded thereby; and (iii) the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law), including (without limitation) concepts of materiality, commercial reasonableness, good faith and fair dealing. No opinion is expressed with respect to the priority of any lien which is or may purportedly be granted pursuant to the Loan Documents.

          This opinion is rendered solely for your benefit and that of the lenders in connection with the transactions described above. This opinion may not be used or relied upon by any other person and may not be disclosed, quoted, filed with a governmental agency or otherwise referred to without our prior written consent.

                                   Very truly yours,



                                   HOFHEIMER GARTLIR & GROSS

                            Exhibit G-2




New Plan Realty Trust
1120 Avenue of the Americas, New York, N.Y. 10036
212 869-3000  FAX #212 302-4776



                                   ___________, 1994



The Bank of New York,
Individually and as Agent


                    Re:  New Plan Realty Trust

Gentlemen:

          I am the General Counsel to New Plan Realty Trust (the "Borrower") and I am giving this opinion in such capacity. I am fully familiar with the line of credit transaction between the Borrower and The Bank of New York, as Lender and Agent (the "Revolving Loan Transaction"), and with the Declaration of Trust of the Borrower and various minutes and resolutions of the Borrower in connection with the Revolving Loan Transaction. In connection with the Revolving Loan Transaction there is a Revolving Credit Agreement between Borrower and Lender (the "Agreement"). Terms defined in the Agreement and used herein which are not otherwise defined herein shall have the respective meanings provided therefor in the Agreement.

          As such General Counsel, I have reviewed copies of the following documents executed and/or delivered contemporaneously herewith (all of such documents are hereinafter referred to as the "Loan Documents"):

     (a)  the Agreement; and

     (b)  the Revolving Credit Note (the "Note") executed by the
Borrower in favor of Lender.

          I have also reviewed (i) the Declaration of Trust of Borrower, as amended to date (the "Declaration"), (ii) originals or copies, certified or otherwise identified to my satisfaction, of such records, agreements, documents and other instruments, and of such certificates or comparable documents of public officials and officers and representatives of the Borrower, and I have made such inquiries of such officers and representatives, as I have deemed relevant and necessary as the basis for the opinions hereinafter set forth.

          In addition, I have made such other investigations as I have deemed necessary as a basis for the opinions hereinafter expressed.

          This opinion is limited to matters arising under the laws of the State of New York and the federal laws of the United States and does not cover matters arising under the laws of any other jurisdiction.

          I have assumed the conformity to originals of documents purporting to be copies of originals, the genuineness of signatures not familiar to me and the competence of the individuals who have executed documents. As to all questions of fact material to this opinion which have not been independently established by me, I have relied upon certificates or comparable documents of officers and representatives of the Borrower, and upon the representations and warranties of the Borrower contained in the Loan Documents.

          I understand that all of the foregoing assumptions and limitations are acceptable to you.

          Based on the foregoing and having regard to the legal considerations which I deem relevant, I am of the opinion, that:

          1.   The Borrower has only the Subsidiaries set forth on
Schedule 4.1 to the Credit Agreement. The shares of each corporate Subsidiary are duly authorized, validly issued, fully paid and nonassessable and are owned free and clear of any Liens. The interest of the Borrower in each Subsidiary is owned free and clear of any Liens.

          2. Each of the Borrower and its Subsidiaries is duly organized or formed and validly existing in good standing under the laws of the jurisdiction of its incorporation or formation, has all requisite power and authority to own its Property and to carry on its business as now conducted, and each is in good standing and authorized to do business in each jurisdiction in which the nature of the business conducted therein or the Property owned therein make such qualification necessary, except where such failure to qualify could not reasonably be expected to have a Material Adverse Effect.

          3. To the best of my knowledge, there are no actions, suits or proceedings at law or in equity or by or before any Governmental Authority (whether or not purportedly on behalf of the Borrower or any of its Subsidiaries) pending or, to the best of my knowledge, threatened against the Borrower or any of its Subsidiaries or any of their respective Properties or rights, which
(i) if adversely determined, could reasonably be expected to have a Material Adverse Effect, (ii) call into question the validity or enforceability of any of the Loan Documents, or (iii) could reasonably be expected to result in the rescission, termination or cancellation of any material franchise, right, license, permit or similar authorization held by the Borrower or any of its Subsidiaries.

          4. No consent, authorization or approval of, filing with, notice to, or exemption by, stockholders, any Governmental Authority or any other Person not obtained is required to autho-rize, or is required in connection with the execution, delivery and performance of the Loan Documents or is required as a condition to the validity or enforceability of such Loan Documents.

          5. Neither the Borrower nor any of its Subsidiaries is in default under any mortgage, indenture, contract or agreement to which it is a party or by which it or any of its Property is bound, the effect of which default could reasonably be expected to have a Material Adverse Effect. To the best of my knowledge, the execution, delivery or carrying out of the terms of the Loan Documents will not constitute a default under, or result in the creation or imposition of, or obligation to create, any Lien upon any Property of the Borrower or any of its Subsidiaries pursuant to the terms of any such mortgage, indenture, contract or agreement.

          6. Neither the Borrower nor any of its Subsidiaries is in default with respect to any judgment, order, writ, injunction, decree or decision of any Governmental Authority which default could reasonably be expected to have a Material Adverse Effect. To the best of my knowledge, the Borrower and each of its Subsidiaries is complying in all material respects with all statutes, regulations, rules and orders applicable to Borrower or such Subsidiary of all Governmental Authorities, including, without limitation, Environmental Laws and ERISA, a violation of which could reasonably be expected to have a Material Adverse Effect.

          7. Neither the Borrower nor any of its Subsidiaries is subject to regulation under the Public Utility Holding Company Act of 1935, as amended, the Federal Power Act or the Investment Company Act of 1940, as amended, and to the best of my knowledge neither the Borrower nor any of its Subsidiaries is subject to any statute or regulation which prohibits or restricts the incurrence of Indebtedness under the Loan Documents, including, without limitation, statutes or regulations relative to common or contract carriers or to the sale of electricity, gas, steam, water, telephone, telegraph or other public utility services.

          8. To the best of my knowledge, neither the Borrower nor any of its Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying any Margin Stock. To the best of my knowledge, if used in accordance with Section 2.17 of the Credit Agreement, no part of the proceeds of the Loans will be used, directly or indirectly, for a purpose which violates any law, rule or regulation of any Governmental Authority, including, without limitation, the provisions of Regulations G, T, U or X of the Board of Governors of the Federal Reserve System, as amended. If used in accordance with Section 2.17 of the Credit Agreement, no part of the proceeds of the Loans will be used, directly or indirectly, to purchase or carry Margin Stock or to extend credit to others for the purpose of purchasing or carrying Margin Stock.

          9. (a) To the best of my knowledge the Borrower (i) has made an election pursuant to Section 856 of the Code to qualify as a REIT, (ii) has satisfied and continues to satisfy all of the requirements under SS 856-859 of the Code and the regulations and rulings issued thereunder which must be satisfied for the Borrower to maintain its status as a REIT, and (iii) is in full compliance with all Code sections applicable to REITs generally and the regulations and rulings issued thereunder.

               (b) To the best of my knowledge the Borrower is in compliance with all REIT Guidelines.

          This opinion is rendered solely for your benefit and that of the Lenders in connection with the transactions described above. This opinion may not be used or relied upon by any other person and may not be disclosed, quoted, filed with a governmental agency or otherwise referred to without my prior written consent.

                                   Very truly yours,



                                   STEVEN F. SIEGEL
                                   General Counsel
                                   New Plan Realty Trust

                               EXHIBIT H









                                              December 30, 1993


The Bank of New York
One Wall Street
New York, New York  10286



           Re: Revolving Credit Agreement, dated as of December 30, 1993 by and among New Plan Realty Trust, the signatory Lenders thereto, and The Bank of New York, as Agent




           We have acted as Special Counsel to the Agent in connection with the Agreement. Capitalized terms used herein that are defined in the Agreement shall have the meanings therein defined, unless the context hereof otherwise requires.

           We have examined originals or copies certified to our satisfaction of the documents required to be delivered pursuant to the provisions of Sections 5 and 6 of the Agreement. In conducting such examination, we have assumed the genuineness of all signatures, the authenticity of all documents submitted to us as originals, and the conformity to originals of all documents submitted to us as copies.

           Based upon the foregoing examination, and relying with your permission upon the opinions of Steven F. Siegel, General Counsel to the Borrower, and Hofheimer, Gartlir & Gross, independent counsel to the Borrower, we are of the opinion that:

                1. All legal preconditions to the making of the first Loans have been satisfactorily met.

                2. The Agreement constitutes, and the Note, when issued and delivered pursuant thereto for value received, will constitute, the valid and legally binding obligations of the Borrower, enforceable in accordance with their respective terms.

           The foregoing opinions, to the extent that they relate to the enforceability of the Loan Documents, are subject to the effect and application of bankruptcy, insolvency, reorganization, moratorium and other similar laws now or hereafter in effect which relate to or limit creditors' rights generally and to the effect and application of general principles of equity, whether considered in a proceeding in equity or in an action at law.

           In rendering the foregoing opinion, we express no opinion as to laws other than the laws of the State of New York and the federal laws of the United States of America.

           This opinion is given as of the date hereof and is based upon laws, rules and regulations and court decisions as they exist and are construed on this date. We disclaim any obligation to update or supplement this opinion to reflect any facts or circumstances which may hereafter come to our attention, or any changes in laws which may hereafter occur.

           This opinion is solely for the benefit of the Agent, the Lenders and their counsel and their successors and assigns, and may not be quoted or relied on by any other person nor may copies be delivered to any other person except for any regulatory authority, commission, or other entity with regulatory jurisdiction over the party making such delivery, and provided that such delivery is required by law, regulation or regulatory policy applicable to such party, or in any litigation if compelled by law or procedures, nor may this opinion be used for any other purpose, without our prior the written consent.



                                       Very truly yours,



                                       EMMET, MARVIN & MARTIN

                              SCHEDULE I

                     TO REVOLVING CREDIT AGREEMENT


                        LIST OF LENDING OFFICES


DOMESTIC LENDING OFFICES               EURODOLLAR LENDING OFFICES


I.    The Bank of New York             The Bank of New York
      One Wall Street                  One Wall Street
      Agency Function Administration   Agency Function Administration
      18th Floor                       18th Floor
      New York, New York 10286         New York, New York 10286
      Attention: Patricia Clancy       Attention: Patricia Clancy
                 Agency Function                  Agency Function
                 Administrator                    Administrator
      Telephone:  (212) 635-4695       Telephone:  (212) 635-4695
      Telecopy:   (212) 635-6365       Telecopy:   (212) 635-6365
                        635-6366                         635-6366
                        635-6367                         635-6367

                             SCHEDULE 4.1
                     TO REVOLVING CREDIT AGREEMENT

                         LIST OF SUBSIDIARIES

                             SCHEDULE 4.5
                  TO REVOLVING CREDIT AGREEMENT DATED

                          LIST OF LITIGATION

                             SCHEDULE 4.12
                  TO REVOLVING CREDIT AGREEMENT DATED

                 LIST OF PLANS AND MULTIEMPLOYER PLANS

                             SCHEDULE 8.2
                  TO REVOLVING CREDIT AGREEMENT DATED

                        LIST OF EXISTING LIENS

                             SCHEDULE 8.4
                  TO REVOLVING CREDIT AGREEMENT DATED

                LIST OF EXISTING CONTINGENT OBLIGATIONS

                             SCHEDULE 8.6
                  TO REVOLVING CREDIT AGREEMENT DATED

                     LIST OF EXISTING INVESTMENTS

                                       THE FOLLOWING IS A SUMMARY OF ALL THE MATERIAL TERMS OF SCHEDULE 8.6:




                                                        NEW PLAN REALTY TRUST
                                                      CASH INVESTMENT PORTFOLIO
                                                       SUMMARY AS OF 12/29/93


                                COST              DIV. INCOME     INT. INCOME        YIELD      MARKET VALUE    GAIN/LOSS
                               _____________      ___________    ____________        ______    _____________  ___________
OVERNIGHT CD'S                  1,000,000.00             0.00       27,500.00         2.750     1,000,076.39        76.39
CERTIFICATE OF DEPOSIT          3,215,500.00             0.00      147,929.50         4.626     3,489,776.19   274,276.19
MUTUAL FUND                       508,943.19        42,829.52            0.00         8.415       564,778.64    55,835.45
REIT STOCK                        981,728.01       139,002.40            0.00         4.204     1,927,117.17   945,389.46
R.F. BONDS & MORTGAGES          4,161,751.76             0.00      398,862.50         9.462     3,424,760.00  -736,991.76
HIGH YIELD BONDS                  220,000.01             0.00       29,750.00         6.750       209,000.00   -11,000.01
COMMERCIAL PAPER (HELD BY ML)   4,900,000.00             0.00      176,400.00         3.600     4,903,430.00     3,430.00
MONEY MARKET (HELD BY ML)       7,900,651.83             0.00      247,648.21         3.100     7,989,330.32       678.49
FEDERAL AGENCY PAPER            5,000,000.00             0.00      185,000.00         3.700     4,993,750.00    -6,250.00
NOTE                              262,755.65             0.00        1,535.95         2.454       263,919.10     1,163.45
                               _____________      ___________    ____________        ______    _____________   ___________
TOTALS                         28,239,330.45       181,671.92    1,214,376.15         4.605    28,765,928.11   576,607.66
                               ==============     ===========    ============        ======    =============   ===========

                        EXHIBIT 10.3

                     AMENDMENT NO. 1 TO

                 REVOLVING CREDIT AGREEMENT

     AMENDMENT NO. 1 (this "Amendment"), dated as of Septem-ber 20, 1994, to the REVOLVING CREDIT AGREEMENT (the "Credit Agreement"), dated as of December 30, 1993, by and among NEW PLAN REALTY TRUST, a Massachusetts business trust (the "Bor-rower"), the Lenders party thereto and THE BANK OF NEW YORK, as agent (in such capacity, the "Agent").


                          RECITALS

     A. Capitalized terms used herein which are not defined herein and which are defined in the Credit Agreement shall have the same meanings as therein defined.

     B. The Borrower has requested that the Aggregate Com-mitments be increased from $65,000,000 to $100,000,000 and that certain other amendments be made to the Credit Agreement and the Agent and the Lenders are willing to agree thereto subject to the terms and conditions hereinafter set forth.

     In consideration of the foregoing and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

     C. The Aggregate Commitments are hereby increased to $100,000,000 and Exhibit B attached hereto is substituted for Exhibit B to the Agreement.

     D.   The definition of "Required Lenders" contained in
Section 1.1 of the Credit Agreement is amended by adding the following sentence to the end thereof to read as follows:

     Notwithstanding the foregoing, if
(i) more than two Lenders hold 100% of
the Aggregate Commitments and the Loans, and (ii) no Lender holds more than 50% of the Aggregate Commitments and the Loans, then "51%" shall be substituted for "66 2/3%" in this definition.

     E. This Amendment shall not be deemed effective until such time as all of the following conditions precedent shall have been satisfied:

          1. The Agent shall have received a copy of this Amendment duly executed by each party hereto.

          2. The Agent shall have received a certificate, dated the date hereof, of the Secretary or Assistant Secretary of the Borrower (i) attaching a true and complete copy of the resolutions of its Trustees and of all documents evidencing other necessary action (in form and substance reasonably satisfactory to the Agent) taken by it to authorize this Amendment, and the transactions contemplated hereby, (ii) certifying that its Declaration of Trust not has been amended since December 30, 1993, or, if so, setting forth the same and (iii) setting forth the incumbency of its officer or officers who may sign this Amendment, including therein a signature specimen of such officer or officers.

          3. The Agent shall have received a new Note for each Lender, duly executed by an Authorized Signatory of the Borrower, in the principal amount of such Lender's
Commitment.

          4. The Agent shall have an opinion of counsel to the Borrower in form and substance satisfactory to the Agent.

          5. The fees and expenses of Special Counsel shall have been paid

     F. The Borrower hereby (a) reaffirms and admits the validity and enforceability of the Loan Documents in accordance with their terms and all of its obligations thereunder, (b) agrees and admits that it has no defenses to or offsets against any of its obligations to either Agent or any Lender thereunder, (c) represents and warrants that there exists no Default or Event of Default, and (d) represents and warrants that the representations and warranties made by it in the Credit Agreement are true and correct in all material respects on and as of the date hereof.

     G. This Amendment may be executed in any number of counterparts, each of which shall be an original and all of which shall constitute one amendment. It shall not be neces-sary in making proof of this Amendment to produce or account for more than one counterpart signed by the party to be charged.

     H. This Amendment is being delivered in and is inten-ded to be performed in the State of New York and shall be construed and enforceable in accordance with, and be governed by, the internal laws of the State of New York without regard to principles of conflict of laws.

     I. Except as amended hereby, the Credit Agreement shall in all other respects remain in full force and effect.

     J. This Amendment and all documents, agreements, understandings and arrangements relating to this transaction have been negotiated, executed and delivered on behalf of the Borrower by the trustees or officers thereof in their representative capacity under the Declaration of Trust, and not individually, and bind only the trust estate of the Borrower, and no trustee, officer, employee, agent or shareholder of the Borrower shall be bound or held to any personal liability or responsibility in connection with the agreements, obligations and undertakings of the Borrower hereunder, and any person or entity dealing with the Borrower in connection therewith shall look only to the trust estate for the payment of any claim or for the performance of any agreement, obligation or undertaking thereunder. The Agent and each Lender hereby acknowledge and agree that each agreement and other document executed by the Borrower in accordance with or in respect of this transaction shall be deemed and treated to include in all respects and for all purposes the foregoing exculpatory provision.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the date first above written.

                              NEW PLAN REALTY TRUST


                              By: ________________________
                              Name: ______________________
                              Title: _____________________


                              THE BANK OF NEW YORK,
                              Individually and as Agent


                              By: ________________________
                              Name: ______________________
                              Title: _____________________


                              FLEET BANK, N.A.


                              By: ________________________
                              Name: ______________________
                              Title: _____________________
                          EXHIBIT B

                to Revolving Credit Agreement


                     LIST OF COMMITMENTS




                                               Commitment
Bank                     Commitment            Percentage
________________         __________            __________
The Bank of              $65,000,000              65%
 New York

Fleet Bank, N.A.          35,000,000              35%



TOTAL                   $100,000,000              100%

                                Exhibit 22
                      Subsidiaries of the Registrant


     New Plan Realty Trust, the Registrant, has five significant subsidiaries:

     New Plan Securities Corp., a New York corporation.

     New Plan Realty of Alabama, Inc., an Alabama corporation.

     Avion Service Corp., a Pennsylvania corporation.

     New Plan Realty of Kingsport, Inc., a Tennessee corporation.

     New Plan Factory Malls, Inc., a Delaware Corporation

                                EXHIBIT 23
                    CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of New Plan Realty Trust on Forms S-3 (File Nos. 33-53311, 33-58596 and 33-58484) and on Form S-8 (33-57946) of our report dated September 23, 1994, on our audits of the consolidated financial statements and financial statement schedules of New Plan Realty Trust and Subsidiaries, as of July 31, 1994 and 1993 and for the years ended July 31, 1994, 1993 and 1992, which report is included in this Annual Report on Form 10-K.



                                             COOPERS & LYBRAND L.L.P.



New York, New York
October 10, 1994