Form 10-Q
period 1995-01-31
NEW PLAN REALTY TRUST
filed 1995-03-13
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1995
          OR


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

The number of shares outstanding at February 28, 1995 was 52,944,762.



                  Total number of pages 10

                   NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                              (IN THOUSANDS)

ASSETS:                                       1/31/95           7/31/94
  Real estate, at cost
     Land and buildings                      $682,333          $621,342
   Less accumulated depreciation
        and amortization                       56,189            49,102
                                             ________          ________
                                              626,144           572,240

   Cash and cash equivalents                    9,508             3,116
   Marketable securities (Note B)               5,476             6,293
   Mortgages and notes receivable              22,892            22,910
   Trade and notes receivable                   6,898             6,290
   Other receivables                            1,430             1,628
   Prepaid expenses and deferred charges        3,167             2,429
   Other assets                                 2,215             2,087
                                             ________          ________
          TOTAL ASSETS                       $677,730          $616,993

LIABILITIES:
   Mortgages payable                         $ 33,353          $ 28,060
   Notes payable (Note C)                      63,000             7,500
   Other liabilities                           10,561            13,666
   Tenants' security deposits                   2,966             2,274
                                             ________          ________
          TOTAL LIABILITIES                  109,880             51,500
                                             ________          ________
SHAREHOLDERS' EQUITY:
   Shares of beneficial interest without
     par value, unlimited authorization;
     issued and outstanding**                 615,973           609,067
   Less:
     Loans receivable for share purchases       3,458             3,630
     Distributions in excess of
       net income                              44,265            39,944
     Unrealized holding losses, net
     (Note B)                                     400          ________
________
          TOTAL SHAREHOLDERS' EQUITY          567,850           565,493
                                             ________          ________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $677,730          $616,993

    ** SHARES ISSUED AND OUTSTANDING           52,945            52,594

 See accompanying notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


                               THREE MONTHS ENDED    SIX MONTHS ENDED
                               1/31/95    1/31/94    1/31/95   1/31/94
REVENUES
 Rental income and
  related revenues             $31,227    $23,823    $60,365   $43,880
 Interest and dividend
  income                           835      1,039      1,658     2,886
                               _______    _______    _______   _______
                                32,062     24,862     62,023    46,766
                               _______    _______    _______   _______
OPERATING EXPENSES
 Operating costs                7,632       5,510     14,557     9,616
 Leasehold rents                   138        143        277       252
 Real estate and other
  taxes                          3,060      2,347      5,751     4,546
 Interest expense                  921        528      1,662       978
 Depreciation and amortization 3,656 2,818 7,129 5,218 Provision for doubtful accounts,
  net of recoveries (Note E)       131        274        369       553
                               _______    _______    _______   _______
 TOTAL OPERATING EXPENSES       15,538     11,620     29,745    21,163
                               _______    _______    _______   _______
 Administrative expenses           677        798      1,172     1,589
                               _______    _______    _______   _______
 INCOME BEFORE GAIN ON SALE
 OF PROPERTY AND SECURITIES     15,847     12,444     31,106    24,014
                               _______    _______    _______   _______
 Gain/(Loss) on sale of property    --        (8)         --       460
 Gain on sale of securities, net    --        505         --       531
                               _______    _______    _______   _______
     NET INCOME                $15,847    $12,941    $31,106   $25,005

     NET INCOME PER SHARE        $0.30      $0.26      $O.59     $0.51

     DIVIDENDS PER SHARE         $0.3375    $0.3275    $O.6725   $0.6525

     WEIGHTED AVERAGE SHARES
     OUTSTANDING                52,792     49,136     52,719    49,070


See accompanying notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)(IN THOUSANDS)

                                               SIX MONTHS ENDED
                                             1/31/95     1/31/94
OPERATING ACTIVITIES                         -------     -------
- - --------------------
 Net Income                                  $31,106     $25,005
 Adjustment to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation and amortization               7,129       5,218
                                             _______     _______
                                              38,235      30,223
   Gain on sale of property                       --       (460)
   Gain on sale of securities, net                --       (531)
   Changes in operating assets and
    liabilities, net
      Increase in trade and notes
      receivable                               (844)     (1,838)
      Decrease in other receivables              198         471
      Increase in allowance for doubtful
       accounts                                  236         402
      Increase in other liabilities              309         137
      Increase in net sundry assets and
       liabilities                             (217)       (157)
                                             _______     _______
  NET CASH PROVIDED BY OPERATING ACTIVITIES   37,917      28,247
                                             _______     _______
INVESTING ACTIVITIES
 Sales of marketable securities                  417      41,626
 Purchases of marketable securities               --     (1,298)
 Net proceeds from the sale of property           --       1,996
 Purchase and improvement of properties     (58,960)   (137,480)
 Repayment of mortgage notes receivable           18       1,513
                                             _______     _______
  NET CASH USED IN INVESTING ACTIVITIES     (58,525)    (93,643)
                                             _______     _______
FINANCING ACTIVITIES
 Distributions to shareholders              (35,427)    (31,998)
 Issuance of shares of beneficial
 interest pursuant to dividend
 reinvestment plan                             6,884       7,070
 Issuance of shares of beneficial
 interest upon exercise of stock
 options                                          21         288
 Proceeds from short-term debt                63,000
 Repayment of short-term debt                (7,500)
 Principal payments on mortgages               (150)       (180)
 Repayment of mortgages                           --     (6,694)
 Repayment of loans receivable for
 the purchase of shares of beneficial
 interest                                        172         206
                                             _______     _______
  NET CASH PROVIDED BY/(USED IN)
  FINANCING ACTIVITIES                        27,000    (31,308)
                                             _______     _______
    INCREASE/(DECREASE) IN CASH AND
    CASH EQUIVALENTS                           6,392    (96,704)

 Cash and cash equivalents at beginning
  of year                                      3,116     102,312
                                             _______    ________
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 9,508    $  5,608

See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Trust, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the six months ended January 31, 1995 are not necessarily indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K.


Note B:   Available For Sale Securities Reported As a Component
          Of Shareholders Equity

The Trust has adopted Statement of Financial Accounting Standards 115 "Accounting for Certain Investments in Debt and Equity Securities" and accordingly has classified all such investments as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to Shareholders' Equity.


                          January 31, 1995    July 31, 1994
                          Equity     Debt    Equity     Debt

Amortized cost/cost basis  $ 980   $4,896    $  977   $5,316
Unrealized holdings gains    560       --        --       --
Unrealized holdings losses    --    (960)        --       --
                          ______   ______    ______   ______
Fair value                $1,540   $3,936    $  977   $5,316

The debt securities have maturity dates ranging from 1996 to 2009.


Note C:  Notes Payable

The Trust has extended its unsecured revolving credit facility to November 28, 1995. The facility is for $100 million. At the time of borrowing, the Trust can choose from three interest rate options. There are restrictive covenants that place a ceiling on total indebtedness of the lesser of 50% of tangible net worth or $250,000,000, a ceiling on mortgage indebtedness of $105,000,000, a minimum interest coverage ratio of 2.5 to 1 and a minimum tangible net worth of $400,000,000. At January 31, 1995, the average interest rate on outstanding notes was 6.5%.

Note D:  Supplemental Cash Flow Information

State and local income taxes paid for the six months ended
January 31, 1995 and 1994 were $81,000 and $88,000, respectively.

Interest paid for the six months ended January 31, 1995 and 1994 was $2,640,000 and $1,098,000, respectively.

Interest costs capitalized for the six months ended January 31, 1995 and 1994 were $978,000 and $190,000, respectively.

The Trust entered into the following non-cash investing and financing activities (in thousands):


                                        1/31/95   1/31/94

     Mortgage obligations assumed upon
       the purchase of property         $ 5,443   $12,019




Note E:  Provision for Doubtful Accounts

The provision for doubtful accounts is net of recoveries. For the six months ended January 31, 1995 and 1994, recoveries were $344,000 and $184,000, respectively. For the 3 months ended January 31, 1995 and 1994, recoveries were $224,000 and $79,000, respectively.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


I.   Liquidity and Capital Resources

     On January 31, 1995 the Trust had $15,384,000 in available cash, cash equivalents and marketable securities.

     During the six month period ended January 31, 1995, the Trust paid approximately $36,400,000 to acquire eight shopping centers (803,000 gross leasable square feet) and one apartment property (164 units).

     Debt at January 31, 1995 consisted of $33,353,000 of mortgages payable and short term notes payable of $63,000,000. The notes payable are from the Trust's
     $100,000,000 unsecured revolving credit facility which was put into place in December, 1993.

     The dividend reinvestment program provided $6,884,000 during the six month period ended January 31, 1995. In addition, the Trust made dividend distributions of $35,427,000 to shareholders, paid $36,400,000 to acquire new properties and spent approximately $22,560,000 in expansion and improvements to properties.

     Funds from operations (net income plus depreciation and amortization of properties less gains from asset sales) increased $9,003,000 to $38,235,000 from $29,232,000 in the prior year's six month period.


II. Results of operations for the six months ended January 31, 1995 and 1994

     A.   Revenues

          Rental income and related revenues increased
          $16,485,000 to $60,365,000. The increase was primarily due to the acquisition of new properties. In addition, there was an increase in revenues in all categories of properties owned in both periods.

          Interest and dividend income decreased $1,228,000 due to a reduced investment base during this period compared to the prior year. The lower investment base is a result of funds used for the purchase of 33 properties. (three factory outlet centers, 22 shopping centers, eight apartments) since July 31, 1993.

     B.   Operating Expenses

          Operating costs and leasehold rents increased
          $4,966,000 to $14,834,000.  The increase was due
          primarily to the acquisition of new properties.

          Real estate and other taxes increased $1,205,000 to $5,751,000. The increase was due primarily to new property acquisitions.

          Interest expense increased $684,000 to $1,662,000. Mortgage interest increased due to a higher level of debt caused by the assumption of mortgages in connection with the purchase of two properties and the use of the Trust's $100 million unsecured revolving line of credit. The increase in interest expense was partially offset by the capitalization of interest on construction projects which are expanding factory outlets and a shopping center.

          Depreciation and amortization of properties increased
          $1,911,000 to $7,129,000. This was due primarily to the acquisition of properties.

          Provision for doubtful accounts, net recoveries, decreased principally because recoveries were higher than they were in the six months of fiscal 1994.


     C.   Administrative Expenses

          Administrative expenses as a percentage of total revenues decreased to 1.9% from 3.4%. The decrease was due primarily to the increase in revenue from newly acquired properties.


     D.   Gains on property and securities

          There were no property sales or gains or losses from sale of securities during the six months ended January
          31, 1995.

III. Results of operations for the three months ended January 31, 1995 and 1994

     A.   Revenues

          Rental income and related revenues increased $7,404,000 to $31,227,000. The increase was primarily due to the acquisition of new properties. In addition, there was an increase in revenues in all categories of properties owned in both periods.

          Interest and dividend income decreased $204,000 due to a reduced investment base during this period compared to the prior year. The lower investment base is a result of the purchase of 24 properties. (three factory outlet centers, 15 shopping centers, six apartments) since October 31, 1993.


     B.   Operating Expenses

          Operating costs and leasehold rents increased
          $2,117,000 to $7,770,000.  The increase was due
          primarily to the acquisition of new properties.

          Real estate and other taxes increased $713,000 to $3,060,000. The increase was due primarily to new property acquisitions.

          Interest expense increased $393,000 to $921,000. Mortgage interest increased due to a higher level of debt caused by the assumption of mortgages in connection with the purchase of two properties and the use of the Trust's $100 million unsecured revolving line of credit. The increase in interest expense was partially offset by the capitalization of interest on construction projects which are expanding factory outlets and a shopping center.

          Depreciation and amortization of properties increased
          $838,000 to $3,656,000. This was due primarily to the acquisition of properties.

          Provision for doubtful accounts, net recoveries, decreased principally because recoveries were higher than they were in the second quarter of fiscal 1994.


     C.   Administrative Expenses

          Administrative expenses as a percentage of total revenues decreased to 2.1% from 3.2%. The decrease was due primarily to the increase in revenue from newly acquired properties.

     D.   Gains on property and securities

          There were no property sales or gains or losses from sale of securities during the quarter ended January 31, 1995.
                   PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          An annual meeting of shareholders was held on December 14, 1994. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to the management's nominee as listed in the proxy statement and all of such nominees were elected. There were no abstentions and no broker non-votes.

          Votes of 46,305,920 shares were cast for the election of John Wetzler as a Trustee; votes of 305,402 were withheld.

          Votes of 46$333,720 shares were cast for the election of Gregory White as a Trustee; votes of 277,602 were withheld.

          Votes of 46,334,580 shares were cast for the election of William Newman as a Trustee; votes of 276,742 were withheld.

          Votes of 46,340,105 shares ere cast for the election of Arnold Laubich as a Trustee; votes of 271,217 were withheld.

          In addition to the nominees elected as trustees, the other trustees whose terms of office continue after the meeting are Melvin Newman, Raymond Bottorf, Norman Gold, James Steuterman and Dean Bernstein.



Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit:  The following exhibit is being filed:

          11.1  Statement of Computation of Earnings Per Share

     (b)  For EDGAR filing purposes only this report contains
          Exhibit 27, Financial Data Schedule.

     (c) During the period covered by this report the Trust did not file any reports on Form 8-K.

                            SIGNATURE

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 13, 1995
                                   NEW PLAN REALTY TRUST



                                   By: /s/ Michael I. Brown
				       --------------------
                                      MICHAEL I. BROWN
                                      Chief Financial Officer

                      NEW PLAN REALTY TRUST

                        INDEX TO EXHIBITS




No.

11.1      Statement of Computation of Earnings Per Share

27        Financial Data Schedule1




















1Filed in electronic format only.

                          Exhibit 11.1


         Statement of Computation of Earnings Per Share for the Six Months Ended July 31, 1995


                                     Earnings Per Share
                                     -------------------
                                  Primary      Fully Diluted
                                  -------      -------------
1.    Proceeds upon exercise of
      options                     $37,706,000      $37,706,000
2.    Market price of shares
          Closing                         ---          $20.500
          Average                     $20.625              ---
3.    Treasury shares that could
      be repurchased                1,828,170        1,839,317
4.    Option shares outstanding     1,911,300        1,911,300
5.    Common stock equivalent
      shares (Excess shares under
      option over Treasury shares
      that could be repurchased)       83,130           71,983
6.    Weighted average number of
      shares outstanding           52,718,554       52,718,554
7.    Total number of common and
      common share equivalents     52,801,684       52,790,537
8.    Net income for the period   $31,106,000      $31,106,000
9.    Earnings per share                 $.59             $.59
10.   Reported earnings per share        $.59   Not applicable