Form 10-Q
period 1995-04-30
NEW PLAN REALTY TRUST
filed 1995-06-08
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1995
          OR


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

Yes X    No

The number of shares outstanding at June 2, 1995 was 53,105,634.




                        Total number of pages 12

                    NEW PLAN REALTY TRUST AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      April 30, 1995 AND JULY 31, 1994
                         (UNAUDITED) (IN THOUSANDS)


ASSETS:                                      4/30/95        7/31/94
  Real estate, at cost
     Land and buildings                     $689,718       $621,342
   Less accumulated depreciation
        and amortization                      59,909         49,102
                                            ________       ________
                                             629,809        572,240

   Cash and cash equivalents                  38,211          3,116
   Marketable securities (Note B)              5,851          6,293
   Mortgages and notes receivable             22,883         22,910
   Trade and notes receivable                  7,436          6,290
   Other receivables                           1,506          1,628
   Prepaid expenses and deferred charges       4,066          2,429
   Other assets                                2,125          2,087
                                            ________       ________
          TOTAL ASSETS                      $711,887       $616,993
                                            ========       ========

LIABILITIES:
   Mortgages payable                        $ 30,496       $ 28,060
   Notes payable bank (Note C)                   ---          7,500
   7.75% Senior Notes payable,
    due 4/6/05, net of unamortized
   discount of $1,357,000  (Note D)           98,643            ---
   Other liabilities                          10,500         13,666
   Tenants' security deposits                  2,902          2,274
                                            ________       ________
          TOTAL LIABILITIES                  142,541         51,500
                                            ________       ________
SHAREHOLDERS' EQUITY:
   Shares of beneficial interest
   without par value, unlimited
   authorization;issued
   and outstanding**                         619,217        609,067
   Less:
     Loans receivable for
     share purchases                           3,445          3,630
     Distributions in excess of
       net income                             46,405         39,944
     Unrealized loss on securities
       reported at fair value (Note B)
      21
                                            ________       ________
  TOTAL SHAREHOLDERS' EQUITY                 569,346        565,493
                                            ________       ________
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                        $711,887       $616,993
                                            ========       ========
 ** SHARES ISSUED AND OUTSTANDING             53,105         52,594
                                            ========       ========
 See accompanying notes to consolidated financial statements.

                   NEW PLAN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                 (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


                                 THREE MONTHS ENDED NINE MONTHS ENDED
                                  4/30/95    4/30/94   4/30/95   4/30/94
                                 ________   ________   _______  ________
REVENUES
 Rental income and
  related revenues                $31,711    $25,388   $92,075   $69,268
 Interest and dividend
  income                          1,046          899     2,704     3,785
                                  _______    _______   _______   _______
TOTAL REVENUE                      32,757     26,287    94,779    73,053
                                  _______    _______   _______   _______
OPERATING EXPENSES
 Operating costs                    6,995      6,167    21,551    15,783
 Leasehold rents                      138        135       415       387
 Real estate and other
  taxes                             3,054      2,387     8,805     6,933
 Interest expense                   2,104        640     3,766     1,618
 Depreciation and amortization      3,741      3,023    10,871     8,241
 Provision for doubtful
  accounts, net of recoveries
  (Note F)                            311        230       680       783
                                  _______    _______   _______   _______
 TOTAL OPERATING EXPENSES          16,343     12,582    46,088    33,745
                                  _______    _______   _______   _______
 Administrative expenses              552        567     1,724     2,156
                                  _______    _______   _______   _______
 INCOME BEFORE GAIN ON SALE
 OF PROPERTY AND SECURITIES        15,862     13,138    46,967    37,152
                                  _______    _______   _______   _______
 Gain/(Loss) on sale of property       --         --        --       460
 Gain on sale of securities, net       --         --        --       531
                                  _______    _______   _______   _______
     NET INCOME                   $15,862    $13,138   $46,967   $38,143
                                  =======    =======   =======   =======

     NET INCOME PER SHARE            $.30       $.27      $.89      $.78

     DIVIDENDS PER SHARE             $.34       $.33   $1.0125    $.9825

     WEIGHTED AVERAGE SHARES
     OUTSTANDING                   52,994     49,310    52,808    49,148


See accompanying notes to consolidated financial statements.

                   NEW PLAN REALTY TRUST AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)(IN THOUSANDS)


                                                     NINE MONTHS ENDED
                                                     4/30/95   4/30/94
                                                     -------   -------
OPERATING ACTIVITIES
 Net Income                                          $46,967   $38,143
 Adjustment to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                    10,871     8,241
                                                     -------    ------
                                                      57,838    46,384
     Gain on sale of property                             --      (460)
     Gain on sale of securities, net                      --      (531)
     Changes in operating assets and
      liabilities, net
        Increase in trade and notes receivable        (1,561)   (3,236)
        Decrease in other receivables                    122       331
        Increase in allowance for doubtful accounts      415       108
        Increase in other liabilities                    248      (139)
        Increase in net sundry assets and
         liabilities                                    (455)     (288)

        NET CASH PROVIDED BY OPERATING ACTIVITIES     56,607    42,169
                                                       ------    ------

INVESTING ACTIVITIES
 Sales of marketable securities                          421    42,223
 Purchases of marketable securities                        --   (1,298)
 Net proceeds from the sale of property                    --    1,996
 Purchase and improvement of properties              (66,345) (160,715)
 Increase in notes receivable                              --     (300)
 Repayment of mortgage notes receivable                   27     1,517

        NET CASH USED IN INVESTING ACTIVITIES        (65,897) (116,577)

FINANCING ACTIVITIES
 Distributions to shareholders                       (53,429)  (48,255)
 Issuance of shares of beneficial interest
 pursuant to dividend reinvestment plan               10,129    10,276
 Issuance of shares of beneficial interest upon
  exercise of stock options                               21       287
 Proceeds from short-term borrowing                  332,000    25,000
 Repayment of short-term borrowing                  (339,500)        --
 Proceeds from sale of 7.75% Senior Notes             98,637         --
 Payment of deferred financing costs                    (650)        --
 Principal payments on mortgages                        (258)     (246)
 Repayment of mortgages                               (2,750)   (7,214)
 Repayment of loans receivable for the
  purchase of shares of beneficial interest              185       281
                                                        -----     -----

    NET CASH PROVIDED BY/(USED IN) FINANCING
     ACTIVITIES                                       44,385   (19,871)
                                                      -------  --------

    INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS  35,095   (94,279)

 Cash and cash equivalents at beginning of year        3,116   102,312
                                                      -------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 38,211  $  8,033
                                                     ========  ========
See accompanying notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Trust, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three month and nine month periods ended April 30, 1995 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K.


Note B: Available For Sale of Securities Reported As a Component Of Shareholders' Equity

The Trust has adopted Statement of Financial Accounting Standards 115 "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, has classified all such investments as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to Shareholders' Equity.


                              April 30, 1995    July 31, 1994
                             Equity     Debt   Equity    Debt
                             ------    ------  ------   ------

Amortized cost/cost basis     $ 980    $4,892  $  977   $5,316
Unrealized holdings gains       733        --      --       --
Unrealized holdings losses       --     (754)      --       --
                             ______    ______  ______   ______
Fair value                   $1,713    $4,138  $  977   $5,316
                             ======    ======  ======   ======

The debt securities have maturity dates ranging from 1996 to 2009.


Note C:  Notes Payable

The Trust has an unsecured revolving credit facility which provides for up to $100 million of until November 28, 1995. At the time of borrowing, the Trust can choose from three interest rate options. There are restrictive covenants that place a ceiling on total indebtedness of the lesser of 50% of tangible net worth or $250,000,000, a ceiling on mortgage indebtedness of $105,000,000, a minimum interest coverage ratio of 2.5 to 1 and a minimum tangible net worth of $400,000,000.

Note D:  7.75% Senior Notes Payable

In April, 1995 the Trust issued $100 million face amount 7.75% unsecured ten year Senior Notes due April 6, 2005. The effective interest on the notes is 7.95%. The notes were issued at a discount of $1,363,000 which is being amortized over their life using the effective interest method. Interest is payable semiannually and the principal is due at maturity. There is a restrictive covenant that limits the amount of additional debt that can be incurred to 65% of total assets. For the nine and three months ended April 30, 1995, $6,000 of amortized discount was included in interest expenses.


Note E:  Supplemental Cash Flow Information

State and local income taxes paid for the nine months ended April 30, 1995 and 1994 were $121,000 and $108,000, respectively.

Interest paid for the nine months ended April 30, 1995 and 1994 was $4,220,000 and $1,914,000, respectively.

Interest costs capitalized for the nine months ended April 30, 1995 and 1994 were $978,000 and $296,000, respectively.

The Trust entered into the following non-cash investing and financing activities (in thousands):

                                        4/30/95   4/30/94
                                        -------   -------
     Mortgage obligations assumed upon
       the purchase of property         $5,443    $12,019

     Discount on issuance of 7.75%
       Senior Notes                     $1,363


Note F:  Provision for Doubtful Accounts

The provision for doubtful accounts is net of recoveries. For the nine months ended April 30, 1995 and 1994, recoveries were $400,000 and $201,000, respectively. For the three months ended April 30, 1995 and 1994, recoveries were $56,000 and $27,000, respectively.

Note G:   Subsequent Event

Id June, 1995 the Trust issued $81 million face amount 6.8% unsecured Senior Notes (the "Notes") due May 15, 2002. The Notes were issued at a discount of $314,280 which will be amortized over the life of the Notes using the effective interest method. Interest is payable semiannually and the principal is due at maturity.


Note H:   Impact of New Accounting Standard

In March, 1995 the Financial Accounting Standards Board issued FSAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Trust is currently assessing the impact of this statement, which will be effective for financial statements issued for fiscal year beginning December 15, 1995.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


I.   Liquidity and Capital Resources

     On April 30, 1995 the Trust had $44,062,000 in available cash, cash equivalents and marketable securities.

     Debt at April 30, 1995 consisted of $30,496,000 of mortgages and $98,643,000 of 7.75% Senior Notes payable net of unamortized discount. On April 6, 1995, the Trust issued 7.75% Senior Notes due April 6, 2005. Proceeds received by the Trust, net of discounts and underwriting fees, were $97,987,000.

     The dividend reinvestment program provided $10,129,000 during the nine month period ended April 30, 1995. In addition, the Trust made dividend distributions of $53,429,000 to shareholders, paid $39,400,000 to acquire seven shopping centers (803,000 gross leasable square feet) and two apartment properties (294 units) and spent approximately $26,945,000 in expansion and improvements to properties.

     Funds from operations (net income plus depreciation and amortization of properties less gains from asset sales) increased $12,445,000 to $57,838,000 ($1.10/share) from $45,393,000 ($.92/share) in the prior year's nine month period.

     Subsequent to April 30, 1995 the Trust issued $81 million face amount unsecured 6.8% Senior Notes due May 15, 2002. Proceeds, net of discount and underwriting fees, were $80,379,000.


II.  Results of operations for the nine months ended April 30, 1995 and 1994

     A.   Revenues

          Rental income and related revenues increased $22,807,000 to $92,075,000. The increase was primarily due to the acquisition of new properties and the expansion of two factory outlet centers. All classes of property had increased revenue.

          Interest and dividend income decreased $1,081,000 due to a reduced investment base during this period compared to the prior year. The lower investment base is a result of funds used for the purchase of 34 properties (22 shopping centers, nine apartments, three factory outlets) since July 31, 1993.

     B.   Operating Expenses

          Operating costs and leasehold rents increased $5,796,000 to $21,966,000. The increase was due primarily to the acquisition of new properties.

          Real estate and other taxes increased $1,872,000 to $8,805,000. The increase was due primarily to new property acquisitions.

          Interest expense increased $2,148,000 to $3,766,000. The increase is due to a higher level of debt caused by the assumption of mortgages in connection with the purchase of two properties, the use of the Trust's $100 million unsecured revolving line of credit and the issuance of $100 million 7.75% Senior Notes in April, 1995. The increase in interest expense was partially offset by the capitalization of interest on construction projects which expanded several factory outlets and a shopping center.

          Depreciation and amortization of properties increased   $2,630,000
          to $10,871,000. This was due primarily to the acquisition of properties.

          Provision for doubtful accounts, net recoveries, decreased principally because recoveries were higher than they were in the nine months of fiscal 1994.

     C.   Administrative Expenses

          Administrative expenses as a percentage of total revenue decreased to 1.8% from 3.0%. The decrease was due primarily to the increase in revenue from newly acquired properties without a corresponding increase in expenses.

     D.   Gains on property and securities

          There were neither property sales nor sales of securities during the nine months ended April 30, 1995.

III. Results of operations for the three months ended April 30, 1995 and 1994

     A.   Revenues

          Rental income and related revenues increased $6,323,000 to $31,711,000. The increase was primarily due to the acquisition of new properties. In addition, there was an increase in revenues in all categories of properties owned in both periods.

          Interest and dividend income increased $147,000 due to the investment of the uncommitted proceeds from the sale of 7.75% Senior Notes in April, 1995. During May, 1995 these proceeds were invested in newly acquired properties.

     B.   Operating Expenses

          Operating costs and leasehold rents increased $831,000 to $7,133,000. The increase was due primarily to the acquisition of new properties.

          Real estate and other taxes increased $667,000 to $3,054,000. The increase was due primarily to new property acquisitions.

          Interest expense increased $1,464,000 to $2,104,000. The increase was due primarily to the higher level of debt resulting from the use of the Trust's $100 million unsecured revolving line of credit and the issuance of $100 million 7.75% Senior Notes in April, 1995. In addition, the prior period's expense had been reduced because of the capitalization of interest on construction projects. There was no capitalization of interest in the current quarter.

          Depreciation and amortization of properties increased    $718,000
          to $3,741,000. This was due primarily to the acquisition of properties.


     C.   Administrative Expenses

          Administrative expenses as a percentage of total revenue decreased to 1.7% from 2.2%. The decrease was due primarily to the increase in revenue from newly acquired properties without a corresponding increase in expenses.

IV.  Impact of new accounting standard

     In March, 1995 the Financial Accounting Standards Board issued FSAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Trust is currently assessing the impact of this statement, which will be effective for financial statements issued for fiscal year beginning December 15, 1995.



                         PART II - OTHER INFORMATION


Item 4.   None.



Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit:  The following exhibit is being filed:

          11.1  Statement of Computation of Earnings Per Share

     (b) For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

     (c) During the period covered by this report the Trust filed the following reports on Form 8-K:

          1. Form 8-K/A Amendment 2 dated March 23, 1995 to Form 8-K dated July 14, 1994. This report contained Item 7: Financial Statements, Pro Forma Financial Statements and Exhibits (Consent of the Independent Accountants).

          2. Form 8-K/A Amendment 2 dated March 23, 1995 to Form 8-K dated August 8, 1994. This report contained Item 7: Financial Statements, Pro Forma Financial Statements and Exhibits (Consent of the Independent Accountants).

          3. Form 8-K dated March 27, 1995 (filed March 28, 1995). This report contained the indenture agreement for the Trust's 7.75% Senior Notes.

                                  SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 8, 1995

                                   NEW PLAN REALTY TRUST



                                   By:/s/ Michael I. Brown
				      ------------------------
                                      MICHAEL I. BROWN
                                      Chief Financial Officer,
                                      Controller

                            NEW PLAN REALTY TRUST

                              INDEX TO EXHIBITS




No.

11.1      Statement of Computation of Earnings Per Share

27        Financial Data Schedule (1)











(1)  Filed in electronic format only.

                                Exhibit 11.1
                                ------------



               Statement of Computation of Earnings Per Share
                  for the Nine Months Ended April 30, 1995




                             Earnings Per Share
                                      Primary  Fully Diluted

1.  Proceeds upon exercise of
    options                       $38,149,000    $38,149,000

2.  Market price of shares
     Closing                          ---            $20.750
     Average                          $20.694         ---
3.  Treasury shares that could be
    repurchased                     1,843,481      1,838,506
4.  Option shares outstanding       1,932,300      1,932,300
5.  Common stock equivalent shares     88,819         93,794
    (Excess shares under option over
    treasury shares that could be
    repurchased)
6.  Weighted average number of
    shares outstanding             52,808,210     52,808,210
7.  Total number of common and
    common share equivalents        52,897,02     52,902,004
8.  Net income for the period     $46,967,000    $46,967,000
9.  Earnings per share                   $.89           $.89
10. Reported earnings per share          $.89    Not applicable