Form 10-K
NEW PLAN REALTY TRUST
filed 1995-10-06
CIK 71519

=========================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-K

/x/  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT
     OF 1934 [FEE REQUIRED]
     For the fiscal year ended July 31, 1995 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ______________ to ______________

                      Commission File Number 1-8459

                          NEW PLAN REALTY TRUST
         (Exact name of registrant as specified in its charter)

             Massachusetts                          13-1995781
       (State of incorporation)                  (I.R.S. employer
                                                identification no.)
      1120 Avenue of the Americas
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                          YES __X___    NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $894,889,000 based on the closing price on the New York Stock Exchange for such stock on September 22, 1995.

The number of shares of the Registrant's Shares of Beneficial Interest outstanding was 53,267,565 as of September 22, 1995.

                   Documents Incorporated By Reference

Portions of the 1995 New Plan Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on December 13, 1995 are incorporated by reference into Part III.

=========================================================================

                            TABLE OF CONTENTS


                                                          Form
                                                          10-K
                                                         Report
Item No.                                                  Page
________                                                 ______

                                 PART I

 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . .   3
 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . .   5
 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  14
 4.  Submission of Matters to a Vote of Security Holders . . . . .  14

                                 PART II

 5.  Market for the Registrant's Common Equity and Related
       Shareholder Matters . . . . . . . . . . . . . . . . . . . .  15
 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . .  17
 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . .  18
 8.  Financial Statements and Supplementary Data . . . . . . . . .  20
 9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure . . . . . . . . . . . .  20

                                PART III

10.  Trustees and Executive Officers of the Trust. . . . . . . . .  21
11.  Executive Compensation. . . . . . . . . . . . . . . . . . . .  22
12.  Security Ownership of Certain Beneficial Owners and
       Management. . . . . . . . . . . . . . . . . . . . . . . . .  22
13.  Certain Relationships and Related Transactions. . . . . . . .  22

                                 PART IV

14.  Exhibits, Consolidated Financial Statements, Consolidated
       Financial Statement Schedules, and Reports on Form 8-K. . .  23

                                 PART I

Item 1.   Business

(a)  General Development of Business

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

(c)  Narrative Description of Business

     General

     At September 22, 1995, the Trust owned fee, mortgage or leasehold interests in 109 shopping centers containing an aggregate of approximately 14,601,000 gross rentable square feet, five factory outlet centers containing approximately 1,559,000 gross rentable square feet and 25 rental apartment complexes containing 5,341 units, located in 21 states. The average occupancy rate at July 31, 1995 for the shopping centers, factory outlet centers and apartments were approximately 89%, 93% and 96%, respectively.

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

     The Trust generally has acquired properties for cash. It is management's belief that its ability to purchase available properties for cash enhances its negotiating position in obtaining attractive purchase prices. In a few instances properties have been acquired subject to existing non-recourse long-term mortgages. Long-term debt of the Trust at July 31, 1995, consisted of approximately $27.3 million of mortgages bearing interest at rates ranging from 7.2% to 11.625% and having a weighted average interest rate of 9.9%, and $179.4 million of two series of unsecured Senior Notes, net of unamortized discount, having interest rates of 7.75% and 6.8%, respectively. The Trust's short-term debt consists of normal trade payables and the current portion of mortgages payable. As of July 31, 1995 the Trust had no amounts outstanding under its $100 million line of credit with the Bank of New York, Corestates Bank N.A. and Fleet National Bank.

     Virtually all operating and administrative functions, such as leasing, data processing, finance, accounting, construction and legal, are centrally managed at the Trust's headquarters. In addition, the Company maintains regional offices at Louisville, KY, Syracuse, NY, Connellsville, PA, Cordele, GA and Nanuet, NY. On-site functions such as security, maintenance, landscaping, sweeping, plumbing, electrical and other similar activities are either performed by the Trust or subcontracted. The cost of these functions are passed through to tenants to the extent permitted by the respective leases.

     Developments During the 1994-1995 Fiscal Year


     In the fiscal year ended July 31, 1995, the Trust acquired 12 shopping centers containing an aggregate of approximately $1.84 million gross rentable square feet and five apartment complexes containing 1,357 units. The newly acquired properties are located in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, Missouri, New Jersey, Ohio and Pennsylvania. The aggregate purchase price for all of the properties, including outstanding mortgages payable, was approximately $116 million.

     Subsequent to July 31, 1995 the Trust purchased two shopping centers containing an aggregate of 395,000 gross rentable square feet and an apartment complex containing 208 units. The newly acquired properties are located in Illinois, Pennsylvania and South Carolina. The aggregate purchase price for the properties was approximately $25.2 million. In addition, the Trust entered into a contract to sell for approximately $3.3 million, subject to purchaser's due diligence review, a shopping center in Kentucky which had, at July 31, 1995, a book value of approximately $2.3 million.

     During the fiscal year ended July 31, 1995, the Trust completed two issues of unsecured Senior Notes. In April and June 1995, the Trust issued $100 million of face amount ten year 7.75% notes and $81 million face amount of seven year 6.8% notes, respectively. Both series of notes were issued at a discount. The net proceeds to the Trust after discounts, issuing costs and underwriting commissions were approximately $178.4 million and are being used to continue the Trust's acquisition program.

     Gross revenues, net income and funds from operations of the Trust for the fiscal year ended July 31, 1995 were the largest in the Trust's history. Funds from operations, defined as net income plus depreciation and amortization of real estate less gains from asset sales, was approximately $77.5 million ($1.47 per share).

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

     Employees

     As of September 7, 1995, the Trust employed approximately 390 individuals, including executive, administrative and field personnel. Some of the Trust's employees are subject to a collective bargaining agreement and the Trust has experienced no labor-related work stoppages. The Trust considers its relations with its personnel to be good.

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

Item 2.    Properties

     The location, general character and primary occupancy information with respect to Registrant's properties as of July 31, 1995 (including acquisitions through September 22, 1995) are set forth on the Summary of Properties Schedule on the pages immediately following.


                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                                        Summary of Properties
                                                          At July 31, 1995
                                         (Includes acquisitions through September 22, 1995)



                                          Description                            Number               Average
                                      |-----------------------|     Type of        of       Percent   Rental/     Mortgage
       Property                       Sq. Ft.   Units    Acres      Interest     Tenants    Rented    Sq. Ft.     Payable
       ________                       ______    _____    _____      ________     _______    ______    _______     ________

Apartments
---------------------
BRECKENRIDGE APARTMENTS                          120        7        Fee           119         99
BIRMINGHAMAL

DEVONSHIRE PLACE                                 284       16        Fee           278         98
BIRMINGHAM         AL

COURTS AT WILDWOOD                               220       22        Fee           220        100
BIRMINGHAM         AL

CLUB APARTMENTS, THE                             299       23        Fee           277         93               $6,212,016
BIRMINGHAM         AL

RODNEY APARTMENTS                                207       11        Fee           203         98
DOVER              DE

MAYFAIR APARTMENTS                                96        7        Fee            95         99
DOVER              DE

LAKE PARK APARTMENTS                             227       10        Fee           220         97
LAKE PARK          FL

JAMESTOWN APARTMENTS                             125        8        Fee           123         98
LEXINGTON          KY

SADDLEBROOK APARTMENTS                           455       20        Fee           439         96
LEXINGTON          KY

POPLAR LEVEL APARTMENTS                           88        3        Fee            86         98
LOUISVILLE         KY

LA FONTENAY APARTMENTS                           248       17        Fee           238         96
LOUISVILLE         KY

CHARLESTOWN @ DOUGLASS HILLS                     244       17        Fee           234         96
LOUISVILLE         KY

DEERHORN VILLAGE APARTMENTS                      309       36        Fee           304         98
KANSAS CITY        MO

MEADOW EAST APARTMENTS                           100       15        Fee            97         97
POTSDAM            NY

MOHAWK GARDEN APARTMENTS                         209       12        Fee           174         83
ROME               NY

ARLINGTON VILLAGE APARTMENTS                     164       10        Fee           159         97
FAIRBORN           OH

CHESTERFIELD APARTMENTS                          104        9        Fee           103         99
MAUMEE             OH

GOVERNOUR'S PLACE APARTMENTS                     130        9        Fee           129         99
HARRISBURG         PA

HARBOUR LANDING APARTMENTS                       208       15        Fee   (1)     186         89
COLUMBIA           SC

SEDGEFIELD APARTMENTS                            280       19        Fee           275         98
FLORENCE           SC

HICKORY LAKE APARTMENTS                          322       26        Fee           318         99
ANTIOCH            TN

ASHFORD PLACE APARTMENTS                         268       16        Fee           252         94
CLARKSVILLE        TN

THE PINES APARTMENTS                             224       11        Fee           205         92
CLARKSVILLE        TN

CEDAR VILLAGE APARTMENTS                         170       11        Fee           166         98
CLARKSVILLE        TN

PADDOCK PLACE APARTMENTS                         240       11        Fee           231         96
CLARKSVILLE        TN

Development
---------------------
SIX FLAGS FACTORY OUTLET CENTER                            55        Fee
JACKSON TOWNSHIP   NJ

Factory Outlets
---------------------
BARSTOW FACTORY OUTLET                       333,000       49        Fee            89         97      20.38    10,448,808
BARSTOW            CA

ST AUGUSTINE OUTLET CENTER                   335,000       32        Fee            96         98      18.61       100,879
ST AUGUSTINE       FL

BRANSON FACTORY OUTLET                       316,000       39        Leasehold      91         95      16.75
BRANSON            MO

OSAGE FACTORY OUTLET VILLAGE                 399,000      147        Fee           111         99      17.89
OSAGE BEACH        MO

FT CHISWELL FACTORY OUTLET                   176,000       55        Fee            31         63       5.33
MAX MEADOWS        VA

Mortgages Receivable
---------------------
1 NORTH CENTRAL AVENUE                        15,000        1        $500,000
HARTSDALE          NY                                                Second
                                                                     Mortgage

NEWDON PLAZA                                 105,000       10        $10,350,000
NEW CITY           NY                                                First
                                                                     Mortgage

WHITESTOWN PLAZA                              83,000       11        $4,610,000
WHITESBORO         NY                                                First
                                                                     Mortgage

LAUREL MALL                                  333,000       57        $6,200,000
CONNELLSVILLE      PA                                                First
                                                                     Mortgage
Office Building
---------------------
INSTITUTE FOR DEFENSE ANALYSES               51,000         8        Leasehold (C)   1        100       4.85
PRINCETON          NJ

CLOVERDALE VILLAGE                            59,000        6        Fee             6        100       7.13     2,370,199
FLORENCE           AL

RODNEY VILLAGE                               216,000       15        Fee            21         67       4.57
DOVER              DE

DOVERAMA @ RODNEY VILLAGE                     30,000        1        75% Owned       1        100       1.41
DOVER              DE

ALBANY PLAZA                                 114,000        7        Fee            11         94       5.61
ALBANY             GA

SOUTHGATE PLAZA - ALBANY                      60,000        5        Fee             8         92       3.99
ALBANY             GA

PERLIS PLAZA                                 166,000       20        Fee            27         93       4.74
AMERICUS           GA

EASTGATE PLAZA  - AMERICUS                    44,000        4        Fee             7        100       4.34
AMERICUS           GA

ROGERS PLAZA                                  50,000        5        Fee             5         66       2.48
ASHBURN            GA

SWEETWATER VILLAGE                            66,000        7        Fee            11         95       9.67     3,015,769
AUSTELL            GA

CEDARTOWN SHOPPING CENTER                    107,000       14        Fee            11         98       4.84
CEDARTOWN          GA

CEDAR PLAZA                                   83,000        9        Fee             9         76       6.35
CEDARTOWN          GA

CORDELE SQUARE                               131,000       11        Fee            14         92       4.04
CORDELE            GA

PLAZA - CORDELE                               39,000        3        Fee             4         57       2.56
CORDELE            GA

MR B'S                                        14,000        1        Fee             6         62       3.59
CORDELE            GA

HABERSHAM VILLAGE                            147,000       18        Fee             6         92       4.57     4,547,339
CORNELIA           GA

WESTGATE - DUBLIN                            191,000       35        Fee            20         80       3.89
DUBLIN             GA

VICTORY SQUARE                               165,000       35        Fee            19         95       6.05
SAVANAH            GA

TIFT-TOWN                                     61,000        4        Fee             8         53       3.00
TIFTON             GA

WESTGATE - TIFTON                             16,000        2        Fee             4         86       5.68
TIFTON             GA

Shopping Centers
---------------------

HAYMARKET SQUARE                             267,000       28        Fee            23        100       6.32
DES MOINES         IA

HAYMARKET MALL                               234,000       22        Fee            12         91       4.76
DES MOINES         IA

TINLEY PARK PLAZA                            283,000       21        Fee      (1)   26         94
TINLEY PARK        IL

COLUMBUS CENTER                              271,000       24        Fee            23         92       3.84
COLUMBUS           IN

JASPER MANOR                                 194,000       26        Fee            11         97       5.39
JASPER             IN

TOWN FAIR SHOPPING CENTER                    114,000       16        Fee             6         98       5.22
PRINCETON          IN

WABASH CROSSING                              167,000       18        Fee            10         98       6.48
WABASH             IN

JACKSON VILLAGE                              145,000       48        Fee            10         64       3.48
JACKSON            KY

J*TOWN CENTER                                187,000       17        Fee            24        100       5.65
JEFFERSONTOWN      KY

CHINOE VILLAGE                               106,000       10        Fee            22         62       4.61
LEXINGTON          KY

NEW LOUISA PLAZA                             111,000       20        Fee            12         93       3.83
LOUISA             KY

PICCADILLY SQUARE                             96,000       13        Fee            12         74       3.82
LOUISVILLE         KY

EASTGATE SHOPPING CENTER                     145,000       18        Fee            27         96      10.18
MIDDLETOWN         KY

LIBERTY PLAZA                                215,000       26        Fee            30         96       8.39
RANDALLSTOWN       MD

SHOPPING CENTER - SALISBURY                  110,000       16        Fee             0          0        .32
SALISBURY          MD

MAPLE VILLAGE SHOPPING CENTER                281,000       32        Fee            17         88       5.28
ANN ARBOR          MI

WASHTENAW FOUNTAIN PLAZA                     136,000       12        Fee             7         92       9.85
YPSILANTI          MI

SHOPPING CENTER - GOLDSBORO                   80,000       10        Fee             1        100       1.30
GOLDSBORO          NC

SHOPPING CENTER - GREENVILLE                   4,000       17        Fee             1        100       8.12
GREENVILLE         NC

SHOPPING CENTER - LUMBERTON                  107,000       17        Fee             1          4        .14
LUMBERTON          NC

SHOPPING CENTER - NEW BERN                    99,000       17        Fee             0          0       0.00
NEW BERN           NC

SHOPPING CENTER - WILSON                     105,000       17        Fee             1         76        .34
WILSON             NC

LAUREL SQUARE                                243,000       35        Fee            26         97       9.12
BRICKTOWN          NJ

HAMILTON PLAZA                               149,000       18        Fee             7         97       5.92
HAMILTON           NJ

BENNETTS MILLS PLAZA                         102,000       13        Fee            26         99      13.38
JACKSON            NJ

MIDDLETOWN PLAZA                             123,000       19        Fee            21         79       9.48
MIDDLETOWN         NJ

UNIVERSITY MALL                               78,000       25        Fee             7         89       4.38
CANTON             NY

CORTLANDVILLE                                100,000       13        Fee             3        100       3.36
CORTLAND           NY

KMART PLAZA                                  116,000       11        Fee             4        100       6.40
DEWITT             NY

D & F PLAZA                                  192,000       30        Fee            18         53       4.10
DUNKIRK            NY

SHOPPING CENTER - ELMIRA                      54,000        5        Fee             1        100       2.22
ELMIRA             NY

PYRAMID MALL                                 233,000       37        Fee             7         82       6.55
GENEVA             NY

SHOPPING CENTER - GLOVERSVILLE                45,000        4        Fee             1        100       3.23
GLOVERSVILLE       NY

MCKINLEY PLAZA                                93,000       20        Fee            12        100      10.86
HAMBURG            NY

CAYUGA PLAZA                                 207,000       22        Fee            12         97       6.10
ITHACA             NY

SHOPS @ SENECA MALL                          238,000       30        Fee            12         74       6.00
LIVERPOOL          NY

TRANSIT ROAD PLAZA                           138,000       15        Fee             4        100       3.58
LOCKPORT           NY

SHOPPING CENTER - MARCY                      123,000       21        Fee             1        100        .76
MARCY              NY

ROCKLAND PLAZA                               260,000       28        Fee            38         99      18.08
NANUET             NY

SOUTH PLAZA                                  144,000       36        Fee            12         92       4.48
NORWICH            NY

WESTGATE PLAZA - ONEONTA                      72,000       11        Fee             4        100       5.89
ONEONTA            NY

OSWEGO PLAZA                                 131,000       20        Fee            14         81       4.13
OSWEGO             NY

MOHAWK ACRES                                 108,000       13        Fee            18         66       7.58
ROME               NY

MONTGOMERY WARD                               84,000        7        Fee             1        100       2.22
ROME               NY

PRICE CHOPPER PLAZA                           78,000        6        Fee             3        100       7.99
ROME               NY

WESTGATE MANOR PLAZA - ROME                   66,000       15        Fee            10         61       5.67
ROME               NY

NORTHLAND                                    123,000       23        Fee            11         91       4.94
WATERTOWN          NY

HARBOR PLAZA                                  52,000        7        Fee             6         78       7.21
ASHTABULA          OH

BELPRE PLAZA                                  89,000        8        Leasehold      10         52       3.50
BELPRE             OH

SOUTHWOOD PLAZA                               83,000       44        Fee            10         85       4.58
BOWLING GREEN      OH

BRENTWOOD PLAZA                              237,000       20        Fee            27         92       6.45
CINCINNATI         OH

WESTERN VILLAGE SHOPPING CENTER              139,000       13        Fee            16         99       7.30
CINCINNATI         OH

SOUTH TOWNE CENTRE                           309,000       29        Fee            30         99       6.89
DAYTON             OH

HERITAGE SQUARE                              232,000       29        Fee            19         91       5.24
DOVER              OH

FAIRFIELD MALL                                74,000        9        Fee             5         90       5.93
FAIRFIELD          OH

SILVER BRIDGE PLAZA                          146,000       20        Fee            16         96       4.15
GALLIPOLIS         OH

SHOPPING CENTER - GENOA                       17,000        2        Fee             4         93       7.57       600,375
GENOA              OH

PARKWAY PLAZA                                141,000       12        Fee            15         78       2.83
                   OH

NEW BOSTON SHOPPING CENTER                   234,000       22        Fee            15         99       6.06
NEW BOSTON         OH

MARKET PLACE                                 169,000       18        Fee            13         92       4.45
PIQUA              OH

CENTRAL AVE MARKET PLACE                     157,000       18        Fee             5        100       3.26
TOLEDO             OH

SHOPPING CENTER - ANNVILLE                    83,000       15        Fee             1        100       1.64
ANNVILLE           PA

SHOPPING CENTER - HANOVER                     87,000       12        Fee             3         21       1.36
HANOVER            PA

STONEMILL PLAZA                               95,000       21        Fee            23        100      11.76
LANCASTER          PA

CROSSROADS PLAZA                             105,000       14        Fee            12         94       4.38
MT. PLEASANT       PA

JOHN WANAMAKER                               313,000                 Fee     (B,D)   1        100        .71
PHILADELPHIA       PA

ROOSEVELT MALL NE                            250,000       36        Leasehold (A)  63         92      25.08
PHILADELPHIA       PA

IVYRIDGE SHOPPING CENTER                     112,000        9        Fee       (1)  17         96
PHILADELPHIA       PA

ROOSEVELT MALL ANNEX                          36,000                 Fee       (D)  10         87      23.40
PHILADELPHIA       PA

ST MARY'S PLAZA                              108,000       11        Fee            15         96       6.13
ST MARY'S          PA

NORTHLAND CENTER                              94,000       15        Fee &          17         88       9.70
STATE COLLEGE      PA                                                Leasehold

SHOPS AT PROSPECT                             63,000        9        Fee             7         93       7.08
WEST HEMPFIELD     PA

YORK MARKETPLACE                             253,000       34        Fee and        17        100       8.16
YORK               PA                                                Leasehold

CONGRESS CROSSING                            172,000       39        Fee            21         98       6.67
ATHENS             TN

GREENEVILLE COMMONS                          223,000       26        Fee            25         99       6.36
GREENEVILLE        TN

KINGS GIANT SHOPPING CENTER                  159,000       18        Leasehold      16         97       3.69
KINGSPORT          TN

GEORGETOWN SQUARE                            104,000       11        Fee            24         96       8.82
MURFREESBORO       TN

SHOPPING CENTER - COLONIAL HTS                82,000       10        Fee             0          0       0.00
COLONIAL HEIGHTS   VA

SHOPPING CENTER - HARRISONBURG               119,000       10        Fee             2         69       1.38
HARRISONBURG       VA

HANOVER SQUARE SHOPPING CENTER               130,000       14        Fee            24         95      10.62
MECHANICSVILLE     VA

VICTORIAN SQUARE                             271,000       34        Fee            30         98       7.71
MIDLOTHIAN         VA

SHOPPING CENTER - SPOTSYLVANIA                87,000        8        Fee             1        100       2.05
SPOTSYLVANIA       VA

RIDGEVIEW CENTRE                             177,000       30        Fee            16         97       6.48
WISE               VA

MOUNDSVILLE PLAZA                            170,000       29        Fee            14         68       4.89
MOUNDSVILLE        WV

GRAND CENTRAL PLAZA                           75,000        7        Leasehold       7        100       7.85
PARKERSBURG        WV

KMART PLAZA                                  102,000       14        Fee            11         99       4.92
VIENNA             WV                                                                                        _____________
                                                                     Total Mortgages Payable
                                                                      on Trust Properties                    $  27,295,385
                                                                                                             =============

_______________________
NOTES:

(A)  Lease expires July 1, 2064.
(B)  Tenant has four ten year renewal options at an annual rent of $135,000.
(C)  The lease and the operating sublease expire on April 18, 2012.
(D)  The acreage of this shopping center has been included in the acreage of the Roosevelt Mall NE shopping center.
(1)  Property purchased after July 31, 1995.

<TABLE/>

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

Fiscal Year Ended                               Cash Dividends
   July 31,             High         Low        Paid per Share
-----------------       ----         ----       --------------

     1983             $ 9.50       $ 4.96        $ .51
     1984               8.50         7.25          .57
     1985              11.92         7.50          .65
     1986              14.50        10.00          .73
     1987              18.38        13.00          .81
     1988              17.63        10.75          .89
     1989              17.88        14.38          .97
     1990              19.13        14.88         1.05
     1991              21.25        13.75         1.13
     1992              25.00        19.63         1.21
     1993              26.38        21.50        1.275

     1994
  First Quarter        26.38        21.50        .3250
  Second Quarter       25.75        21.25        .3275
  Third Quarter        24.25        20.88          .33
  Fourth Quarter       23.63        20.38        .3325
                                                 _____
                                     TOTAL       1.315
     1995
  First Quarter        22.25        19.75         .335
  Second Quarter       21.00        18.75        .3375
  Third Quarter        21.75        20.25          .34
  Fourth Quarter       22.63        20.88        .3425
                                                 _____
                                     TOTAL       1.355






     (b)  Holders

     The approximate number of record holders of the Trust's shares of beneficial interest, no par value, (the only class of common equity) at September 12, 1995 was 12,500.

     (c)  Dividends

     The Trust made distributions to shareholders aggregating $1.355 per share during the fiscal year ended July 31, 1995. Of this distribution, it is estimated that $1.185 will qualify as ordinary income, $.004 will qualify as capital gain distribution and $.166 will qualify as a return of capital.

     The Trust has paid regular and uninterrupted cash distributions on its Shares since it commenced operations as a real estate investment trust in 1972. Since inception, each dividend has either been equal to or greater than the dividend preceding it, and the dividends have been increased in each of the last 64 consecutive quarters.

     The Trust intends to continue to declare quarterly distributions on its Shares. However, no assurances can be made as to the amounts of future distributions since such distributions are subject to the Trust's cash flow from operations, earnings, financial condition, capital requirements and such other factors as the Board of Trustees deems relevant. The principal factor in the determination of the amounts of distributions is the requirement of the Internal Revenue Code of 1986, as amended, that a real estate investment trust must distribute at least 95% of its real estate investment trust taxable income. The amount of cash available for distribution is impacted by capital expenditures to the extent the Trust were to fund such expenditures out of cash from operations.

     The Trust has a Dividend Reinvestment and Share Purchase Plan (the
"Plan") which allows shareholders to acquire additional Shares by automatically reinvesting distributions. Shares are acquired pursuant to the Plan at a price equal to 95% of the market price of such Shares, without payment of any brokerage commission or service charge. The Plan also allows shareholders to purchase additional Shares on the dividend payment date, at 100% of the average of the high and low sales price of such Shares during the period beginning 30 days prior to, and ending 5 business days prior to, the first business days of January, April, July and October of each year without payment of any brokerage commission or service charge by making optional cash payments. At present, approximately 67% of the Trust's shareholders of record participate in the Plan, including members of the Newman family and executive officers and trustees of the Trust.

Item 6.   Selected Financial Data

          The financial data included in this table have been selected by the Trust and have been derived from the consolidated financial statements for those years, found under item 14(a) of this Form 10-K.


                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES

                                                         Year Ended July 31,
                                                         __________________
                                  1995               1994             1993            1992            1991
                                  ----               ----             ----            ----            ----
Revenue                      $ 130,576,129     $ 100,954,515     $ 76,308,770    $ 64,692,214     $ 57,382,815

Operating
 expenses                       65,572,225        46,913,963       31,400,256      22,740,759       20,272,866
                              ------------       ------------     -----------      ----------      -----------
                                65,003,904        54,040,552       44,908,514      41,951,455       37,109,949
Gains on sales
of properties and
securities, net                    227,638           989,867          939,878      10,063,729        4,789,498
                                ----------        ------------     ----------      ----------        ----------
                                65,231,542        55,030,419       45,848,392      52,015,184       41,899,447
Other
 deductions                      2,515,669         2,713,163        2,619,754       2,569,531        2,021,446
                                 ---------         ----------       ---------       ---------        ---------
Net income                   $  62,715,873     $  52,317,256     $ 43,228,638    $ 49,445,653     $ 39,878,001
                             =============     =============     ============    ============     ============


Total assets                 $ 796,636,475     $ 616,992,574     $534,247,738    $530,827,411     $461,912,655
                             -------------     -------------     ------------    ------------     ------------
Long term
 obligations                 $ 206,652,468     $  28,060,067     $ 23,321,235    $ 17,830,701     $ 18,867,701
                             -------------     -------------     ------------    ------------     ------------
Net income
 per share                   $        1.19     $        1.06     $        .89    $       1.08     $       1.05
                             -------------     -------------     ------------    ------------     ------------
Distributions
 per share                   $       1.355     $       1.315     $      1.275    $       1.21     $       1.13
                             -------------     -------------     ------------    ------------     ------------
Funds from
 operations
 per share1                  $        1.47     $        1.27     $       1.02    $        .97     $       1.03
                             -------------     -------------     ------------    ------------     ------------


_____________________________
1    Calculation includes net income plus depreciation and amortization of real estate less gains from sales of securities and properties.

<TABLE/>

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

(a)  Liquidity and Capital Resources

     At July 31, 1995, the Trust had approximately $51.9 million in available cash and cash equivalents, $6.0 million in marketable securities and $22.9 million in mortgages receivable. These assets, which total $80.8 million, increased $48.5 million from the level of a year ago because of the issuance in April and June 1995 of ten and seven year unsecured Senior
Notes, respectively, whose combined face amount is $181 million and whose proceeds have not yet been fully committed to property acquisitions.
During the year, the Trust's unsecured revolving credit facility was increased to $100 million.

     Gross revenues, net income and funds from operations were the largest in the Trust's history.

     Debt at July 31, 1995 consisted of approximately $27.3 million of mortgages payable, with a weighted average cost of 9.9%, and $179.4 million of ten and seven year unsecured Senior Notes, net of unamortized discount.
The ten year notes, issued in April 1995, have a coupon rate of 7.75% and an effective yield of 7.95%. The seven year notes, issued in June 1995, have a coupon rate of 6.8% and an effective yield of 6.87%. Net proceeds to the Trust after discount, issuing costs and underwriting fees were approximately $178.4 million. The decrease in mortgages payable was the net result of the assumption of mortgages in connection with the acquisition of three properties and the repayment of certain high interest mortgages. The increase in other liabilities is due to increases in real estate and other taxes payable and interest payable which were partially offset by the decrease in construction costs payable. These increases are due to a larger property portfolio and the issuance of the unsecured Senior
Notes. Short-term debt consists of the current portions of mortgages payable and normal trade payables.

     Over the past three fiscal years, $38.8 million of funds were provided from the Dividend Reinvestment and Share Purchase Plan. During fiscal
1995, the Trust made distributions of $71.6 million to shareholders, paid
$104.3 million to acquire 17 properties and invested $32 million in expansions and improvements to properties.

     Other sources of funds are available to the Trust. Based on management's internal valuation of the Trust's properties, including properties which are free and clear of mortgages, the estimated value is considerably in excess of the outstanding mortgage indebtedness totalling
$27.3 million. Accordingly, management believes that substantial potential exists for additional mortgage financing as well as unsecured borrowing capacity from public debt financing and from banks and other lenders.

(b)  Results of Operations

     Fiscal Year Ended July 31, 1995 Compared to Fiscal Year Ended July 31,
1994

     In fiscal 1995, total revenues increased $29.6 million to $130.6 million. Rental income and related revenues increased $30 million to $126.4 million. The rental revenue increase came primarily from properties in the portfolio which were acquired in fiscal 1995 or were owned for less than a full year in fiscal 1994. In addition, revenue from all property types owned prior to fiscal 1994 contributed to the rental revenue increase.

     Interest and dividend income declined $.4 million because of lower investment balances. Balances were lower because of the use of funds for property acquisitions and expansions.

     Operating expenses increased $18.7 million to $65.6 million.
Operating costs, real estate taxes and depreciation and amortization increased primarily because of property acquisitions. Interest expense increased because of the issuance of $181 million face amount of Senior
Notes. The decrease in the provision for doubtful accounts was mostly due to higher recoveries in fiscal 1995. In fiscal 1995 the Trust had bad debt recoveries of $501,000 versus $261,000 in 1994.

     Administrative expenses as a percentage of revenue decreased to 1.9% from 2.67%. This was due primarily to increased revenue from newly acquired properties as these costs do not vary in proportion to revenue.

     Income before gains on sales of properties and securities increased
$11.2 million to $62.5 million. During the year, a very small shopping center in Millersberg, Ohio and an outparcel at the New Bern, North
Carolina shopping center were sold. Net income increased $10.4 million to $62.7 million and earnings per share increased to $1.19 from $1.06.

     Funds from operations, defined as net income plus depreciation and amortization of real estate less gains from the sale of assets, increased
$14.9 million to $77.5 million, and funds from operations per share increased to $1.47 from $1.27. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or as an alternative to cash flow as a measure of liquidity.

     During fiscal 1995 dividends declared and paid were $1.355 per share, a $.04 per share increase over the preceding fiscal year.

     Fiscal Year Ended July 31, 1994 Compared to Fiscal Year Ended July 31,
1993

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

     Operating expenses increased $15.5 million to $46.9 million.
Operating costs, real estate taxes and depreciation and amortization increased primarily because of property acquisitions. Interest expense increased because of higher outstanding mortgage payable balances and the use of the Trust's unsecured credit facility. The increase in the provision for doubtful accounts was mostly due to recoveries in fiscal 1993 which did not recur in fiscal 1994. In fiscal 1993 the Trust had bad debt recoveries of $651,000 versus $261,000 in fiscal 1994.

     Administrative expenses increased due to higher personnel and travel costs associated with the Trust's larger property portfolio.

     Income before gains on sales of properties and securities increased $9 million to $51.3 million. During the year, a substantial portion of the Greenville Shopping Center, located in Greenville, North Carolina, was sold. Net income increased $9.1 million to $52.3 million and earnings per share increased to $1.06 from $.89.

     During fiscal 1994 dividends declared and paid were $1.315 per share, a $.04 per share increase over the preceding fiscal year.

     Fiscal Year Ended July 31, 1993 Compared to Fiscal Year Ended July 31,
1992

     In fiscal 1993 total revenues increased $11.6 million to $76.3 million. Rental income and related revenues increased $17.7 million to $65.3 million. Increases from properties in the Trust's portfolio for less than a full year in either fiscal 1993 or fiscal 1992 were partially offset by reductions from a shopping center that was sold in fiscal 1992 and because of one-time receipts of revenue in fiscal 1992 that did not recur in fiscal 1993.

     Interest and dividend income declined $6.1 million to $11 million.
The decrease was due to lower average invested balances and lower average yields. Investment balances were lower because of the use of funds for property acquisitions and improvements. Lower yields are a reflection of the overall market decline in interest rates.

     Operating expenses increased $8.7 million to $31.4 million. Operating costs, real estate and other taxes and depreciation and amortization increased primarily because of property acquisitions. Interest on mortgages and notes declined as a result of the prepayment of mortgages in the first half of the year and the increase in mortgage indebtedness at the lower interest rates in the latter part of fiscal 1993. The increase in the provision for doubtful accounts was partially offset by recoveries of $651,000. In fiscal 1992 the Trust had recoveries of doubtful accounts of $305,000.

     Administrative expenses increased due to higher personnel costs, professional fees and shareholder reporting costs.

     There were no property sales in fiscal 1993 which was the primary reason for the reduction of $9.1 million in gains from asset sales.

     Income before gains on sales of properties increased $2.9 million.
Net income declined $6.2 million because of non-recurring gains from the sale of assets in fiscal 1992 in the amount of $9.7 million. Accordingly, earnings per share declined to $.89 for the same reason.

     For the fiscal year ended July 31, 1993, dividends declared and paid were $1.275 per share, a $.065 per share increase over the preceding fiscal year.


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

Executive Officers of the Trust

     The executive officers of the Trust and their principal occupations are as follows:

      Name               Age
      ____               ___
William Newman           69   Chairman of the Board and Chief Executive
Chairman of the Board         Officer of the Trust since its
of Trustees and Chief         organization in 1972, President of the
Executive Officer             Trust from 1972 to 1988 and President of the
                              Trust's corporate predecessor from 1962 to
                              1972; formerly Chairman of National
                              Association of Real Estate Investment
                              Trusts; active in real estate for more than
                              40 years.

Arnold Laubich           65   President and Chief Officer and Trustee of
President, Chief              the Trust since August 1, 1988; President
Operating Officer             of Dover Management Corp. (which managed
and Trustee                   the Trust's properties) from 1972 to 1988;
                              Senior Vice President of the Trust's
                              predecessor from 1962 to 1972.

James M. Steuterman      39   Executive Vice President since October
Executive Vice President      1994; Trustee since 1990; Senior Vice
and Trustee                   President from 1990 to 1994; Vice President
                              from 1988 to 1990.

Dean Bernstein           37   Vice President - Administration and
Vice President -              Finance since October 1994; Vice
Administration and            President and Trustee since 1992;
Finance and Trustee           Assistant Vice President from 1991 to 1992;
                              previously a Vice President in the Real
                              Estate Group at Chemical Bank for three
                              years.

William Kirshenbaum      59   Vice President of the Trust since 1981;
Vice President, Treasurer     Treasurer since 1983.

Leonard N. Cancell       62   Senior Vice President of the Trust since
Senior Vice President-        August 1, 1988; Senior Vice President of
Operation                     Dover Management from 1972 to 1988;
                              employee of the Trust's predecessor from
                              1964 to 1972.

Michael I. Brown         53   Chief Financial Officer since 1991;
Chief Financial Officer       Controller of the Trust since 1987.
and Controller

Irwin E. Kwartler        68   Vice President of the Trust since 1982;
Vice President                previously, National Sales Manager, Kimball
                              Division of Litton Industries.

Steven F. Siegel         35   General Counsel and Secretary of the Trust
General Counsel Secretary     since October 1991; formerly an associate
                              in the law firm in Miro, Miro & Weiner for
                              six years.

Joseph Bosco             46   Vice President of the Trust since 1993; Vice
President - Apartmentemployee of the Trust since 1983.
Operations

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

      (b)  Reports on Form 8-K.

          1. Form 8-K dated August 8, 1994, Form 8-K/A Amendment No. 1 dated October 6, 1994 and Form 8-K/A Amendment No. 2 dated
               March 23, 1995.  These reports contained items 2 and 7.

          2.   Form 8-K/A Amendment No. 1 dated September 1, 1994 and Form
               8-K/A Amendment No. 2 dated March 23, 1995 amending Form 8-K dated July 14, 1994. These reports contained item 7.

          3.   Form 8-K dated March 28, 1995.  This report contained items
               5 and 7.

          4. Form 8-K dated May 30, 1995 and Form 8-K/A Amendment No. 1 dated May 31, 1995. These reports contained items 2 and 7.

          5. Form 8-K dated June 19, 1995. This report contained items 5 and 7.

          6. Form 8-K dated July 25, 1995. This report contained items 2 and 7.

      (c)  Exhibits.   The following exhibits are filed as exhibits to
this Form:

       *3.1    Amendment #4 dated December 6, 1972 to Declaration of Trust
               (amending Declaration of Trust in its entirety) and filed as
               Exhibit 3.1(d) to Registration Statement No. 2-45633.

       *3.2 Amendment #5 dated December 12, 1972 to Declaration of Trust and filed with Registrant's Form 10-K for the fiscal year ended July 31, 1973.

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

       *9.1    Agreement dated February 26, 1979 among William Newman,
               Joseph Newman and Melvin Newman filed as Exhibit 9 to
               Registration Statement No. 2-63669.

       *9.2    Agreement dated December 17, 1981 between New Plan Realty
               Trust and Merchant Navy Officers Pension Fund Trustees
               Limited filed as Exhibit 9.1 to Post-Effective Amendment No.
               2 to Registration Statement No. 2-69682.

       *9.3    Debenture Purchase Agreement and Amendment filed as Exhibit
               9.4 to Registration Statement No. 2-81432.

       *9.4    Share Purchase Agreement between New Plan Realty Trust,
               Merchant Navy Officers Pension Fund Trustees Limited filed as Exhibit 9.5 to Registration Statement No. 2-90107.

       *9.5    Purchase Agreement dated December 18, 1990 between New Plan
               Realty Trust and Beleggingsmaatschappij Midas B.V. filed as
               Exhibit 9.5 to the Registrant's Form 10-K for the fiscal year ended July 31, 1994.

        9.6 Termination of Purchase Agreement dated December 17, 1981 between New Plan Realty Trust and Merchant Navy Officers
               Pension Fund Trustees Limited.

      *10.1    Lease dated January 30, 1964 between John Hancock Mutual
               Life Insurance Company and Roosevelt Mall Northeast, Inc.
               filed as Exhibit 12.4(a) to Registration Statement No. 2-
               45633 (Registrant's leasehold interest in the Roosevelt Mall
               Shopping Center).

      *10.2    Revolving Credit Agreement by and among New Plan Realty
               Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of December 30, 1993 filed as Exhibit
               10.2 to the Registrant's Form 10-K for the fiscal year ended
               July 31, 1994.

      *10.3    Amendment No. 1 to Revolving Credit Agreement by and among
               New Plan Realty Trust, the Lenders party thereto and The
               Bank of New York, as agent, dated as of December 30, 1993 filed as Exhibit 10.3 to the Registrant's
               Form 10-K for the fiscal year ended July 31, 1994.

       10.4    Extension request and Consent by and among New Plan Realty
               Trust, the Lenders party to the Revolving Credit Agreement and The Bank of New York, as agent, dated as of December 1, 1994.

       10.5    Amendment No. 2 to Revolving Credit Agreement by and among
               New Plan Realty Trust, the Lenders party thereto and The
               Bank of New York, as agent, dated as of July 20, 1995.

      *10.6 Senior Securities Indenture between New Plan Realty Trust and The First National Bank of Boston, as Trustee, dated as of March 29, 1995 filed as Exhibit 4.2 to Registration
               Statement No. 33-60045.

       10.7    7.75% Senior Note Due April 6, 2005.

       10.8    6.8% Senior Note Due May 15, 2002.

         11    Statement of Computation of Earnings Per Share for the
               Twelve Months Ended July 31, 1995.

         21    Subsidiaries of the Registrant.

         23 Consent required with respect to material incorporated by reference in a previously filed Registration Statement.

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

                                              NEW PLAN REALTY TRUST
                                                (Registrant)

                                              By:/s/William Newman
                                                _______________________

                                                William Newman
                                                Chief Executive Officer
Dated:  October 6, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Signature               Title                         Date
_________               _____                         ____

/s/ William Newman      Chief Executive Officer       October 6, 1995
__________________        and Trustee
William Newman

/s/ Arnold Laubich      President, Chief Operating    October 6, 1995
__________________        Officer and Trustee
Arnold Laubich

/s/ Michael I. Brown    Chief Financial Officer and   October 6, 1995
____________________      Chief Accounting Officer,
                          Controller

/s/ James M. Steuterman Executive Vice President      October 6, 1995
_______________________    and Trustee
James M. Steuterman

/s/ Dean Bernstein      Vice President -              October 6, 1995
__________________      Administration
Dean Bernstein

/s/ Melvin Newman       Trustee                       October 6, 1995
__________________
Melvin Newman

__________________      Trustee                       October 6, 1995
Norman Gold

__________________      Trustee                       October 6, 1995
Raymond H. Bottorf

__________________      Trustee                       October 6, 1995
John Wetzler

__________________      Trustee                       October 6, 1995
Gregory White




                        ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2), AND (d)

                LIST OF CONSOLIDATED FINANCIAL STATEMENTS,
                          SUPPLEMENTARY DATA AND
                CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                             CERTAIN EXHIBITS

                         YEAR ENDED JULY 31, 1995

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


The following financial statements of the Registrant are included in Item
8:

Independent Accountant's Report  . . . . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheets as of July 31, 1995 and 1994 . . . . . . . .F-3

Consolidated Statements of Income for the years
  ended July 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . .F-5

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended July 31, 1995, 1994 and 1993 . . . . . . . . . . .F-6

Consolidated Statements of Cash Flows for the years
  ended July 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . .F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .F-9

The following financial statement information and schedules of the Registrant are included in Item 14(d):

Schedules

II  -     Valuation and Qualifying Accounts. . . . . . . . . . . . . . F-17

III -     Real Estate and Accumulated Depreciation . . . . . . . . . . F-18

IV  -     Mortgage Loans on Real Estate. . . . . . . . . . . . . . . . F-27

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Trustees and Shareholders
of New Plan Realty Trust:


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Plan Realty Trust and Subsidiaries as of July 31, 1995 and
1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                   COOPERS & LYBRAND L.L.P.



New York, New York
September 15, 1995, except for Note P,
as to which the date is September 22, 1995

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          JULY 31, 1995 AND 1994


                                               1995             1994
                                           ____________     _____________
ASSETS:


Real estate, at cost (Notes A and E)
 Land                                     $ 135,100,768    $ 111,670,790
 Buildings and improvements                 629,979,689      509,671,528
                                          -----------        -----------
                                            765,080,457      621,342,318

 Less accumulated depreciation and
amortization                                 64,006,509       49,101,916
                                            -----------      -----------
                                            701,073,948      572,240,402

Cash and cash equivalents (Note A)           51,888,807        3,115,982
Marketable securities (Note C)                6,050,867        6,292,596
Mortgages and notes receivable (Note B)      22,873,504       22,909,676
Receivables
 Trade and notes, net of allowance for
 doubtful accounts (1995 - $2,922,500;
 1994 - $2,331,500) (Note A)                  6,864,474        6,289,709
 Other (Note D)                               1,121,878        1,628,367
Prepaid expenses and deferred charges         5,055,942        2,428,510
Other assets                                  1,707,055        2,087,332
                                            ____________    ____________
TOTAL ASSETS                                $796,636,475    $616,992,574
                                            ============    ============





See notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          JULY 31, 1995 AND 1994

                                             1995       1994
                                            ____________    ____________

LIABILITIES:


Mortgages payable (Note E)                  $ 27,295,385     $28,060,067
Note Payable (Note E)                                  -       7,500,000
Senior Notes, net of unamortized discount    179,357,083
  of $1,642,917 (Note F)
Other liabilities (Note G)                    16,744,870      13,665,494
Tenants' security deposits                     2,709,666       2,274,229
                                             ___________     ___________
  TOTAL LIABILITIES                          226,107,004      51,499,790
                                             ___________     ___________

COMMITMENTS AND CONTINGENCIES
(Notes H,I,J,O and P)                                  -               -

SHAREHOLDERS' EQUITY
 Preferred shares, par value $1.00,
   authorized 1,000,000 shares;
   none issued                                         -               -
 Shares of beneficial interest
   without par value, unlimited
   authorization; issued and outstanding
   (1995 - 53,262,565; 1994 - 52,594,161)
   (Note I)                                  622,561,531     609,067,613
 Less loans receivable for the purchase of
   shares of beneficial interest (Note I)      3,369,558       3,630,421
 Add unrealized gain on securities reported
   at fair value (Note C)                        182,460               -
                                             ___________     ___________
                                             619,374,433     605,437,192
 Less distributions in excess of
 net income                                   48,844,962      39,944,408
                                             ___________     ___________
   TOTAL SHAREHOLDERS' EQUITY                570,529,471     565,492,784
                                             ___________     ___________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $796,636,475     $616,992,574
                                            ============     ===========
See notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993


                                      1995         1994         1993
                                   __________    _________   __________



Revenues:
 Rental income and related
  Revenues (Notes A and K)        $126,447,966  $96,384,232  $65,307,505

 Interest and dividend income
   (Notes B and C)                  4,128,163    4,570,283    11,001,265
                                  ___________  ___________    __________
                                  130,576,129  100,954,515    76,308,770
                                  ___________  ___________    __________

Operating Expenses:
 Operating costs                   29,960,955   21,982,525    14,325,052
 Leasehold rent (Note J)              614,084      588,174       437,257
 Real estate and other taxes       11,809,539    9,560,719     7,048,905
 Interest expense                   7,174,028    2,288,633     1,386,151
 Depreciation and amortization     15,055,225   11,342,009     7,574,387
 Provision for doubtful accounts      958,394    1,151,903       628,504
                                  ___________  ___________   ___________
Total operating expenses           65,572,225   46,913,963    31,400,256
                                   65,003,904   54,040,552    44,908,514


Other Expenses:
 Administrative expenses            2,515,669    2,713,163     2,619,754
                                  ___________  ___________   ___________

Income Before Gain on
Sale of Properties
and Securities:                    62,488,235   51,327,389    42,288,760

 Gain on sale of properties           227,638      459,792             -
 Gain on sale of securities, net            -      530,075       939,878
                                  ___________   __________   ___________
                                      227,638      989,867       939,878
                                  ___________   __________   ___________
Net Income                        $62,715,873   $52,317,256  $43,228,638
                                  ===========   ==========   ===========

Net Income Per Share (Note A)           $1.19        $1.06          $.89
                                  ===========   ==========   ===========

Cash Distribution Per Share            $1.355       $1.315        $1.275
                                  ===========   ==========   ===========


See notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                                 (NOTE I)


                                     1995         1994          1993
                               ___________      ________    __________
Number of Shares of
  Beneficial Interest

Balance at beginning of
each year                      52,594,161      48,956,564     48,384,568
Sales of shares under
  Dividend Reinvestment Plan      667,204         610,437        508,356
Stock options exercised             1,200          27,160         63,640
Issuance of shares pursuant to
  public offering                       -       3,000,000
                             ------------    ------------   ------------
Balance at end of year         53,262,565      52,594,161     48,956,564
                             ============    ============   ============

Shares of Beneficial Interest


Balance at beginning
  of each year               $609,067,613    $530,900,723   $518,235,101
Sales of shares under
 Dividend Reinvestment Plan    13,472,493      13,551,244     11,742,180
Stock options exercised            21,425         500,646        923,442
Issuance of shares pursuant to
  public offering                       -      64,115,000              -
                             ------------    ------------   ------------
Balance at end of each year   622,561,531     609,067,613    530,900,723


Loans Receivable for the Purchase
of Shares of Beneficial Interest


Balance at beginning of
each year                     (3,630,421)     (2,761,098)    (3,061,106)
Repayment of loans for the
  purchase of shares             260,863         288,522        619,321
Loans receivable for the
  purchase of shares                   -      (1,157,845)       319,313
                             ------------    ------------   ------------
Balance at end of each year   (3,369,558)     (3,630,421)    (2,761,098)


Distributions in Excess of Net Income


Balance at beginning of
  each year                  (39,944,408)    (27,568,697)    (8,834,791)
Net Income                    62,715,873      52,317,256     43,228,638
Dividends Paid               (71,616,427)    (64,692,967)   (61,962,544)
                             ------------    ------------   ------------
Balance at end of each year  (48,844,962)    (39,944,408)   (27,568,697)


Unrealized Gain on Securities
Reported at Fair Value (Note C)


Balance at beginning of each year      -                -              -
At adoption of SFAS 115          182,460                -              -
Balance at end of each year      182,460                -              -

TOTAL SHAREHOLDERS' EQUITY   $570,529,471    $565,492,784   $500,570,928
                             ============    ============   ============


See notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                                 (NOTE N)

                                      1995          1994        1993
                                  ___________   ___________  ___________
OPERATING ACTIVITIES
 Net income                       $62,715,873   $52,317,256  $43,228,638
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Depreciation and amortization    15,055,225    11,342,009    7,574,387
                                  ___________   ___________  ___________
                                  77,771,098    63,659,265   50,803,025
  Gain on sale of properties        (227,638)     (459,792)            -
  Gain on sale of securities, net           -     (530,075)    (939,878)
  Payment of deferred
   financing costs                  (956,990)             -            -
  Changes in operating assets and
  liabilities, net
   Increase in trade and notes
     receivable                   (1,165,765)   (2,491,666)  (1,545,491)
   Decrease/(increase) in other
     receivables                     506,489       288,014     (113,864)
   Increase in allowance for
     doubtful accounts               591,000       105,500      704,200
   Increase in other liabilities   6,492,376     1,444,619    1,001,889
   (Increase)/decrease in net
     sundry assets and liabilities  (907,583)       54,594   (1,427,639)
                                  ___________   ___________  ___________

    NET CASH PROVIDED BY OPERATING
      ACTIVITIES                   82,102,987   62,070,459   48,482,242
                                  ___________   ___________  ___________

INVESTING ACTIVITIES
 Sales of marketable securities      424,783    43,524,412   26,308,833
 Purchases of marketable
 securities                                 -   (1,298,479) (31,080,426)
 Net proceeds from the sale
 of properties                     1,025,000     1,998,194             -
 Purchase and improvement
 of properties                  (136,310,299) (219,541,405) (72,779,408)
 Repayment of mortgage notes
 receivable                           36,172     1,225,651    9,564,717
                                 ____________   ___________  ___________

  NET CASH USED IN
  INVESTING ACTIVITIES          (134,824,344) (174,091,627) (67,986,284)
                                 ____________  ____________  ___________


                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                                 (NOTE N)
                      (CONTINUED FROM PREVIOUS PAGE)



FINANCING ACTIVITIES
 Distributions to shareholders  (71,616,427)  (64,692,967) (61,962,544)
 Issuance of shares of bene-
 ficial interest pursuant
 to dividend reinvestment plan   13,472,493    13,551,244   11,742,180
 Issuance of shares of beneficial
 Interest pursuant to public
 offering, net of loans receivable
 and offering costs                        -   62,957,155             -
 Issuance of shares of beneficial
 interest upon exercise of stock
 options, net ofloans receivable
 in 1993                             21,425       500,646       604,129
 Proceeds from short-term
 borrowings                     352,000,000    47,500,000             -
 Repayment of short-term
 borrowings                    (359,500,000)  (40,000,000)            -
 Proceeds from sale of
 Senior Notes                   179,322,720              -            -
 Principal payments on
 mortgages                         (407,892)     (325,769)    (993,671)
 Repayment of mortgages         (12,059,000)   (6,954,088)  (5,238,360)
 Repayment of loans receivable
 for the purchase of shares
 of beneficial interest             260,863       288,522      619,321
                                ___________    __________  ___________

 NET CASH PROVIDED BY/(USED IN)
   FINANCING ACTIVITIES         101,494,182    12,824,743  (55,228,945)
                                ___________    __________  ___________

  INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS           48,772,825   (99,196,425) (74,732,987)

Cash and cash equivalents at
 beginning of year                3,115,982   102,312,407  177,045,394
                                ___________    __________  ___________

  CASH AND CASH EQUIVALENTS AT
  END OF YEAR                   $51,888,807    $3,115,982 $102,312,407
                                ===========    ========== ============


See notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary Of Significant Accounting Policies

     Organization and Income Taxes:  New Plan Realty Trust was organized
July 31, 1972 as a Massachusetts Business Trust. New Plan Realty Trust and subsidiaries (the "Trust") have elected to be taxed as a Real Estate
Investment Trust ("REIT") under the provisions of the Internal Revenue
Code. Accordingly, the Trust does not pay Federal income tax on income as long as income distributed to shareholders is at least equal to real estate investment trust taxable income. Further, the Trust pays no Federal income tax on capital gains distributed to shareholders. The Trust may be subject to tax by certain states that do not recognize the REIT. These taxes have been included in real estate and other taxes.

     Basis of Consolidation: The consolidated financial statements include the accounts of New Plan Realty Trust and its wholly owned qualified REIT subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Real Estate: Real estate is carried at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is calculated on the straight-line method based on the estimated useful lives of the assets ranging from 5 to 40 years.
Amortization is calculated on a straight-line basis over the shorter of the life of the lease or the estimated useful life of the asset. The Trust's policy is to annually assess any impairment in value by making a comparison of the current and projected operating cash flows of each of its properties over its remaining useful life, on an undiscounted basis, to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the asset.

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

     In March 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 121 "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of" ("SFAS 121"), which will be effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS 121 is not expected to have a material impact on the financial position or results of operations of the Trust.

     Cash Equivalents: Cash equivalents consist of short-term, highly liquid debt instruments with maturities of three months or less at the date of purchase. Items classified as cash equivalents include insured bank certificates of deposit and commercial paper.

     The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments.

     At times cash balances at a limited number of banks may exceed insurable amounts. The Trust believes it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer.

     Revenue Recognition: Lease agreements between the Trust and retail tenants generally provide for additional rentals based on such factors as percentage of tenants' sales in excess of specified volumes, increases in real estate taxes, increases in Consumer Price Indices and common area maintenance charges. These additional rentals are generally included in income when reported to the Trust or when billed to tenants.

     The Trust recognizes rental income from leases with scheduled rent increases on a straight-line basis over the lease term. Deferred rent receivables, included in trade and notes receivable, represents the difference between the straight-line rent and amounts currently due.

     Concentration of Credit Risk: No tenant or single property accounts for more than 10% of the Trust's revenues.

     Net Income Per Share: Net income per share is calculated using a weighted average number of shares outstanding during each year: 1995 -
52,894,355 shares; 1994 - 49,501,984 shares; 1993 - 48,838,346 shares.

Note B - Mortgages & Notes Receivable

     Mortgages and Notes Receivable are collateralized principally by real property and consist of the following:

           July 31,                          1995             1994
           ________                          _____            _____

10% purchase money first mortgage,
due August 1, 1997                       $ 6,200,000     $ 6,200,000
9.875% purchase money first
mortgage, due July 25, 1996                4,610,000       4,610,000
9.375% purchase money first mortgage,
due July 27, 1997                         10,350,000      10,350,000
12% leasehold mortgage,
due June 1, 2011                             935,056         953,743
10.5% second mortgage due
February 1, 1999                             500,000         500,000
11.5% note, due April 30, 2004               278,448         295,933
                                         ___________     ___________
                                         $22,873,504     $22,909,676


     The aggregate fair value of the mortgages receivable approximates the carrying value as of July 31, 1995 and 1994. The fair value of mortgages receivable is estimated based on discounting the future cash flows at a year-end risk adjusted lending rate that the Trust would utilize for loans of similar risk and duration.

Note C - Marketable Securities

     In 1995, the Trust has adopted Statement of Financial Accounting
Standards No. 115 "Accounting For Certain Investments in Debt and Equity
Securities" ("SFAS 115") and, accordingly, has classified all such investments as available-for-sale. As of July 31, 1995, all investments are recorded at current market value with an offsetting adjustment to Shareholders' Equity. As of July 31, 1994, all equity securities were carried at the lower of cost or market and debt securities were carried at cost.

                                    1995                      1994
                            ____________________      __________________
July 31,                    Equity        Debt        Equity      Debt
________                    ______        ____        ______      ____

Amortized cost/cost basis $  979,656   $4,888,751   $977,061  $5,315,535
Unrealized holdings gains    717,252           --    931,728          --
Unrealized holdings losses        --     (533,792)        --    (743,563)
                          __________   __________ __________  __________
Fair value                $1,695,908   $4,354,959 $1,908,789  $4,571,972


     The debt securities have maturity dates ranging from 1996 to 2009.
The net increase in unrealized holding gains that have been included as a separate component of shareholders' equity is $182,460 for 1995. The weighted average method is used to determine realized gain or loss on securities sold. The market value of marketable securities is based on quoted market prices as of July 31, 1995 and 1994.

Note D - Other Receivables


Interest and dividends                      $  445,673      $405,359
Notes receivables                              139,205       410,000
Due from officers, trustees
and employees (1)                              449,791       499,409
Miscellaneous receivables                       87,209       313,599
                                            __________     _________
                                            $1,121,878      $1,628,367


(1) Amounts, which are interest bearing, are either due on demand or have scheduled maturities.

Note E - Mortgages and Note Payable

     Mortgages are collateralized by real property with a carrying value of approximately $89,966,000 before accumulated depreciation and amortization.
As of July 31, 1995, mortgages payable bear interest at rates ranging from 7.2% to 11.625%, having a weighted average rate of 9.9% per annum and mature from 1996 to 2017.

     Scheduled principal payments during each of the next five fiscal years and thereafter are approximately as follows:

Year Ending July 31,                            Amount
____________________                            ______

1996                                        $ 11,004,035
1997                                             483,533
1998                                             499,720
1999                                             547,075
2000                                             599,513
Thereafter                                    14,161,509
                                            ____________
Total                                       $ 27,295,385


     The aggregate fair value of mortgages payable approximates the carrying value as of July 31, 1995 and 1994. The fair value of mortgages payable is estimated based on discounting future cash flows at a year-end borrowing rate which reflects the risk associated with mortgages of similar risk and duration. Certain other mortgages require the payment of interest only at a rate that follows certain short-term interest rate statistics such as treasury and prime rates and are therefore considered to be at fair value.

     The Trust has an unsecured revolving credit facility which provides for up to $100 million of borrowings until November 28, 1995. At July 31, 1995 no amounts were outstanding under this facility. At July 31, 1994
$7.5 million was outstanding under this facility with an interest rate of 5.125%. At the time of borrowing, the Trust can choose from three interest rate options. There are restrictive covenants that place a ceiling on total indebtedness of the lesser of 50% of tangible net worth or $250,000,000, a ceiling on mortgage indebtedness of $105,000,000, a minimum interest coverage ratio of 2.5 to 1 and a minimum tangible net worth of $400,000,000.

     The Trust has available approximately $2,200,000 of unused letters of credit as of July 31, 1995.

     Interest costs capitalized for the years ended July 31, 1995, 1994, and 1993 were approximately $1,161,000, $586,000, and $239,900, respectively. Interest paid for the years ended July 31, 1995, 1994 and 1993 was $5,031,000, $2,875,000 and $1,608,000, respectively.

Note F - Senior Notes Payable

     In April 1995 the Trust issued $100 million face amount 7.75% unsecured ten year Senior Notes due April 6, 2005. The effective interest rate on the notes is 7.95%. The notes were issued at a discount of $1,363,000. In June 1995 the Trust issued $81 million face amount 6.8% unsecured seven year Senior Notes due May 15, 2002. The effective interest rate on the notes is 6.87%. The notes were issued at a discount of approximately $314,000. The notes are subordinate to mortgages payable and rank equally with borrowings under the revolving credit facility.

     For each of these note issues, the discount is being amortized over the life of the respective notes using the effective interest method.
Interest is payable semi-annually and the principal is due at maturity.
There is a restrictive covenant that limits the amount of total indebtedness to 65% of total assets. For the year ended July 31, 1995
$34,000 of amortized discount was included in interest expense.

     The aggregate fair value of the Senior Notes approximates the carrying value at July 31, 1995. The fair value of the Senior Notes payable is estimated based on discounting the future cash flows at a year end risk adjusted borrowing rate which reflects the risk associated with notes of similar risk and duration.

Note G - Other Liabilities

July 31,                               1995                      1994
________                         _____________             _____________


Construction costs payable       $      --                  $  3,413,000
Accounts payable                     1,206,096                 1,404,778
Real estate taxes payable            3,230,716                 2,761,299
State and local taxes payable        2,540,695                 2,232,311
Interest payable                     3,273,611                     --
Amounts due seller of property         442,289                   157,433
Accrued costs for sale of shares
  of beneficial interest and notes     371,513                   311,742
Professional fees and costs            769,246                   595,714
Deposits                               400,000                   550,000
Acquisition costs                      666,929                   249,410
Other                                3,590,522                 1,782,793
Deferred rent expense                  253,253                   207,014
                                   ___________               ___________
                                   $16,744,870               $13,665,494



Note H - Stock Option Plans

     1985 Incentive Stock Option Plan:  Pursuant to the 1985 Incentive
Stock Option Plan (the "1985 Plan") options to purchase up to 450,000
Shares of Beneficial Interest may be granted to officers and key employees.
The exercise price shall not be less than the fair market value of the shares on the date of grant of the option. Options will expire seven years from the date of grant. Options may only be granted within ten years of the date of the adoption of the 1985 Plan (i.e. by September 26, 1995).
Options are not exercisable until one year from the date of grant, and thereafter are exercisable only as a percentage of the total number of shares covered by the option which begins at 20% during the second year and increases by 20% per year thereafter. The 1985 Plan is administered by a Stock Option Committee appointed by the Board of Trustees.

     1991 Stock Option Plan:  Pursuant to the 1991 Incentive Stock Option
Plan (the "1991 Plan") options to purchase up to 1,000,000 Shares of Beneficial Interest may be granted to officers and key employees. The exercise price shall not be less than the fair market value of the shares on the date of grant of the option. Options will expire seven years from the date of grant. Options may only be granted within ten years of the date of the adoption of the 1991 Plan (i.e. by September 5, 2001). Options are not exercisable until one year from the date of grant, and thereafter are exercisable only as a percentage of the total number of shares covered by the option which begins at 20% during the second year and increases by 20% per year thereafter. The 1991 Plan is administered by a Stock Option
Committee appointed by the Board of Trustees.

     Non-Qualified Stock Option Plan:  Pursuant to the Non-Qualified Stock
Option Plan, the Trust granted options to purchase shares. Options are not exercisable until one year from the date of grant, and thereafter are exercisable 20% per year. Other terms are similar to the terms of the 1985
Plan.  The Trust no longer issues options to purchase Shares of Beneficial
Interest from the Non-Qualified Stock Option Plan (the "Non-Qualified
Plan").

     March 1991 Stock Option Plan:  Pursuant to the March 1991 Stock Option
Plan (the "March 1991 Plan") two options for 650,000 Shares of Beneficial
Interest each were granted to Mr. William Newman and Mr. Arnold Laubich.
The grant of the two options, totalling 1,300,000 shares, was approved by the Board of Trustees on December 5, 1991. Pursuant to the March 1991
Plan, the exercise price of the options was not less than the fair market value of the shares on the date of grant of the option. Thirty percent
(30%) of each of the two stock options became exercisable during the third year following the date of grant. Thereafter, the shares became exercisable 10% per year.

     The following table shows the activity and balances for each stock option plan during the fiscal years indicated.

                                            Non-        March
                                1985      Qualified     1991       1991
Options                         Plan        Plan        Plan       Plan
_______                         ____        ____        ____       ____

Outstanding July 31, 1992      300,500      44,700    1,300,000     --
Exercised                      (30,240)    (33,400)      --         --
Cancelled                      (35,600)       --         --         --
Granted                        100,000       5,000       --         --

Outstanding July 31, 1993      334,660      16,300    1,300,000     --
Exercised                      (15,860)    (11,300)      --         --
Cancelled                      (37,800)       --         --       (3,000)
Granted                         64,500        --         --       182,000
                                ______     _______    _________   _______

Outstanding July 31, 1994      345,500       5,000    1,300,000   179,000
Exercised                       (1,200)       --         --          --
Cancelled                      (17,700)       --         --       (6,000)
Granted                         25,000        --         --       249,250
                                ______     _______    _________   _______

Outstanding July 31, 1995      351,600       5,000    1,300,000   422,250
_________________________________________________________________________

Options exercisable at
  July 31, 1995                167,400       2,000      650,000    32,200
Average outstanding option
  price which is the market
  price of the shares on
  the dates of grant           $ 21.66     $ 21.88      $ 18.88   $ 21.29

Average price of options
  exercised during
  fiscal 1995                  $ 17.85        --           --         --
_________________________________________________________________________



Note I - Shares Of Beneficial Interest

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

     The Trust has made loans to officers, trustees and employees for the purpose of purchasing its Shares of Beneficial Interest. These loans are demand and term notes bearing interest at rates ranging from 5% to 9.75%.
Interest is payable quarterly.


Note J - Lease Agreements

     The Trust has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates, an office building which it sublets and administrative office space for the Trust. These leases are accounted for as operating leases. The minimum annual rental commitments during the next five fiscal years and thereafter are approximately as follows:

Year Ending July 31,                                Amount
____________________                              _________
1996                                              $1,030,000
1997                                                926,000
1998                                                916,000
1999                                                886,000
2000                                                863,000
Thereafter                                       21,134,000
                                                 __________
Total                                             $25,755,000


     For the years ended July 31, 1995, 1994 and 1993, the lease for office space included contingent rentals for real estate tax escalations and operating expense incurred of $111,000, $105,000 and $96,000, respectively.
In addition, ground leases provide for fixed rent escalations and renewal options.


Note K - Rental Income Under Operating Leases

     Minimum future rentals to be received during the next five fiscal years and thereafter with initial or remaining noncancellable lease terms in excess of one year are approximately as follows:

Year Ending July 31,                                Amount
_____________________                               ______

1996                                          $  82,350,000
1997                                             75,143,000
1998                                             67,760,000
1999                                             58,402,000
2000                                             46,707,000
Thereafter                                      293,529,000
                                              _____________
Total                                         $ 623,891,000


     The above table assumes that all leases which expire are not renewed, therefore neither renewal rentals nor rentals from replacement tenants are included.

     Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume, increases in Consumer Price Indices, common area maintenance charges and real estate tax reimbursements. Contingent rentals included in income for the years ended July 31, 1995, 1994 and 1993 amounted to approximately $19,388,000, $15,684,000 and $10,775,000, respectively.


Note L - Pro Forma Financial Information (Unaudited)

     The Trust acquired 12 shopping centers, and five apartment complexes during the year ended July 31, 1995. The pro forma financial information for the years ended July 31, 1995 and 1994 shown below is based on the historical statements of the Trust after giving effect to the acquisitions as if such acquisitions took place on August 1, 1994, and 1993, respectively. The approximately $116,069,000 aggregate acquisition cost included existing mortgages and $104,367,000 in cash.

     The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred if the acquisitions had been in effect at the dates indicated.
Also, they may not be indicative of the results that may be achieved in the future.

July 31,                                   1995         1994
________                                   ____         ____

Pro forma total revenues                 $142,139     $120,415
Pro forma net income                     $ 64,855     $ 55,202
Pro forma earnings per share             $   1.23     $   1.12



Note M - Quarterly Financial Information (Unaudited)
(Amounts In Thousands, Except Share Data)
                               Income Before
                               Gain on Sale
Year Ended                      of Property      Net     Earnings
July 31,            Revenue   and Securities   Income   Per Share
________            ________  ______________   ______   __________
1995
____
First               $29,961       $15,259        $15,259  $.29
Second               32,062        15,847         15,847   .30
Third                32,757        15,862         15,862   .30
Fourth               35,796        15,520         15,748   .30
                    _______       _______        ______   ____
1994
____
First               $21,904       $11,570        $12,064  $.25
Second               24,862        12,445         12,941   .26
Third                26,287        13,138         13,138   .27
Fourth               27,902        14,174         14,174   .28


Note N - Supplemental Cash Flow Information

     The Trust entered into the following non-cash investing and financing activities:

Year Ending July 31,                       1995          1994
____________________                       ____          ____

Mortgages payable assumed in the
  acquisition of shopping centers      $ 11,702,000    $ 12,019,000

Increase in loans receivable in
  connection with the issuance of
  Shares of Beneficial Interest              --           1,158,000

Construction costs payable for
  the expansion of a shopping center         --           3,413,000

State and local income taxes paid for the years ended July 31, 1995, 1994 and 1993 were $12,000, $152,000 and $169,000, respectively.



Note O - Retirement Plan

     The Trust, effective August 1, 1989, implemented a Retirement Savings
Plan (the "Savings Plan"). Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Trust may, at the discretion of the Board of Trustees, make a voluntary contribution to the Savings Plan. For the years ended July 31, 1995, 1994 and 1993, the Trust's contribution expense for the Savings Plan was $191,000, $135,000 and $123,000, respectively.


Note P - Subsequent Events

     Subsequent to July 31, 1995 the Trust purchased two shopping centers containing an aggregate of 395,000 gross rentable square feet and an apartment complex containing 208 units. These properties are located in Illinois, Pennsylvania and South Carolina and the aggregate purchase price was approximately $25.2 million in cash. In addition, the Trust entered into a contract to sell for approximately $3.3 million, subject to purchaser's due diligence review, a shopping center in Kentucky which had, at July 31, 1995, a book value of approximately $2.3 million.

     On August 31, 1995 the Trustees declared a cash distribution to shareholders of record as of September 15, 1995 in the amount of $.345 per share (approximately $18,400,000) payable on October 3, 1995.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
                                SCHEDULE II



                              Additions
                 Balance at    Charged    Credited               Balance
                  Beginning   to Costs    to Other               at End
Description       of Period and Expenses  Revenues Deductions   of Period
___________       _________ ____________  ________ __________   _________
 Year Ended
July 31, 1995
_____________

Allowance for
doubtful accounts $2,331,500  $993,710     --     $  402,710(1) $2,922,500

 Year Ended
July 31, 1994
_____________

Allowance for
doubtful accounts $2,226,000  $1,149,452   --     $1,043,952(1) $2,331,500


 Year Ended
July 31, 1993
_____________

Allowance for
doubtful accounts $1,521,800  $985,713     --     $  281,513(1) $2,226,000

_________________

(1)  Trade receivables charged to the reserve.

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            July 31, 1995

        COLUMN A                    COLUMN B                   COLUMN C                     COLUMN D
      ____________               _____________       ____________________________       _________________
                                                                                        Cost Capitalized
                                                                                          Subsequent to
                                                        Initial Cost to Company            Acquisition
                                                     ____________________________       _________________
                                                                      Building &
      Description                Encumbrances        Land            Improvements          Improvements
      ___________                ____________        ____            _____________      _________________
      Apartments
**************************
BRECKENRIDGE APARTMENTS                              604,487           2,411,462             133,406
  BIRMINGHAM           AL
CLUB APARTMENTS, THE              6,212,016        1,709,558           6,838,233               3,054
  BIRMINGHAM           AL
COURTS AT WILDWOOD                                 1,119,320           4,477,301             246,341
  BIRMINGHAM           AL
DEVONSHIRE PLACE                                   1,245,728           4,982,914             962,613
  BIRMINGHAM           AL
MAYFAIR APARTMENTS                                   240,000             962,217             403,061
  DOVER                DE
RODNEY APARTMENTS                                    769,188           1,612,614           1,090,543
  DOVER                DE
LAKE PARK APARTMENTS                                 833,000           1,822,039           1,895,724
  LAKE PARK            FL
JAMESTOWN APARTMENTS                                 518,646           2,075,236             559,724
  LEXINGTON            KY
SADDLEBROOK APARTMENTS            1,939,164        7,756,655               3,180
  LEXINGTON            KY
CHARLESTOWN @ DOUGLASS HILLS                       1,306,230           5,231,914             131,889
  LOUISVILLE           KY
LA FONTENAY APARTMENTS            1,176,550        4,706,200             543,248
  LOUISVILLE           KY
POPLAR LEVEL APARTMENTS                              284,793           1,139,174              68,250
  LOUISVILLE           KY
DEERHORN VILLAGE APARTMENTS                        1,292,775           5,171,112
  KANSAS CITY          MO
MEADOW EAST APARTMENTS               86,407        1,467,282             402,331
  POTSDAM              NY
MOHAWK GARDEN APARTMENTS                             163,235           1,135,660           1,600,997
  ROME                 NY
ARLINGTON VILLAGE APARTMENTS                       1,065,284           4,269,138              23,569
  FAIRBORN             OH
CHESTERFIELD APARTMENTS                              179,109           1,449,156             290,695
  MAUMEE               OH
GOVERNOUR'S PLACE APARTMENTS                         626,807           2,507,226               3,375
      HARRISBURG         PA
SEDGEFIELD APARTMENTS             1,550,734        6,211,936              44,798
  FLORENCE             SC
HICKORY LAKE APARTMENTS                            1,369,251           5,483,004             309,629
  ANTIOCH              TN
ASHFORD PLACE APARTMENTS                           1,150,270           4,611,080             431,299
  CLARKSVILLE          TN
CEDAR VILLAGE APARTMENTS                             806,355           3,230,420              31,657
  CLARKSVILLE          TN
PADDOCK PLACE APARTMENTS                           1,358,400           5,437,602              14,685
  CLARKSVILLE          TN
THE PINES APARTMENTS                                 918,769           3,679,074              30,131
  CLARKSVILLE          TN

  Development
**************************
SIX FLAGS FACTORY OUTLET CENTER                      763,463             319,241
  JACKSON TOWNSHIP     NJ

  Factory Outlets
**************************
BARSTOW FACTORY OUTLET 10,448,808 5,730,337       22,936,349          11,546,860
  BARSTOW              CA
ST AUGUSTINE OUTLET CENTER          100,879        4,488,742          14,426,139           8,492,455
  ST AUGUSTINE         FL
BRANSON FACTORY OUTLET               17,669       22,312,120          11,385,730
  BRANSON              MO
OSAGE FACTORY OUTLET VILLAGE                       6,978,714          27,259,675           6,752,374
  OSAGE BEACH          MO
FT CHISWELL FACTORY OUTLET                           411,023           1,644,017             767,500
  MAX MEADOWS          VA

  Office Building
**************************
INSTITUTE FOR DEFENSE ANALYSES                                         1,389,460
  PRINCETON            NJ

  Shopping Centers
**************************
CLOVERDALE VILLAGE                2,370,199          634,152           2,536,606
  FLORENCE             AL
DOVERAMA @ RODNEY VILLAGE                             50,755             311,781
  DOVER                DE
RODNEY VILLAGE                                     1,202,551           2,082,918           1,878,326
  DOVER                DE
ALBANY PLAZA                                         696,447           2,799,786              82,075
  ALBANY               GA
SOUTHGATE PLAZA - ALBANY                             231,517             970,811               6,692
  ALBANY               GA
EASTGATE PLAZA  - AMERICUS                           221,637           1,036,331               8,970
  AMERICUS             GA
PERLIS PLAZA                                         774,966           5,301,644             101,172
  AMERICUS             GA
ROGERS PLAZA                                         291,014             688,590              54,913
  ASHBURN              GA
SWEETWATER VILLAGE                3,015,769          707,938           2,831,750
  AUSTELL              GA
CEDAR PLAZA                                          928,302           3,713,207
  CEDARTOWN            GA
CEDARTOWN SHOPPING CENTER                            816,606           3,266,424
  CEDARTOWN            GA
CORDELE SQUARE                                       864,335           3,457,337             162,290
  CORDELE              GA
MR B'S                                               166,047             154,140               6,718
  CORDELE              GA
SOUTHGATE PLAZA - CORDELE                            202,682             958,998              16,841
  CORDELE              GA
HABERSHAM VILLAGE                 4,547,339        1,301,643           4,340,422             624,500
  CORNELIA             GA
WESTGATE - DUBLIN                                    699,174           5,834,809              61,067
  DUBLIN               GA
VICTORY SQUARE                                     1,206,181           4,824,725              45,726
  SAVANAH              GA
TIFT-TOWN                                            271,444           1,325,238             100,653
  TIFTON               GA
WESTGATE - TIFTON                                    156,269             304,704
  TIFTON               GA
HAYMARKET MALL                                     1,230,252           4,921,007
  DES MOINES           IA
HAYMARKET SQUARE                                   2,056,172           8,224,688              27,000
  DES MOINES           IA
COLUMBUS CENTER                                    1,196,269           3,608,315           1,564,174
  COLUMBUS             IN
JASPER MANOR                                       1,319,937           7,110,063              10,766
  JASPER               IN
TOWN FAIR SHOPPING CENTER                          1,104,876           3,759,503
  PRINCETON            IN
WABASH CROSSING                                    1,614,878           6,470,511              27,744
  WABASH               IN
JACKSON VILLAGE                                      284,815           3,115,586             103,937
  JACKSON              KY
J*TOWN CENTER                                      1,331,074           4,121,997             527,428
  JEFFERSONTOWN        KY
CHINOE VILLAGE                                       505,077           2,020,307              78,769
  LEXINGTON            KY
NEW LOUISA PLAZA                                     469,014           1,998,752             161,682
  LOUISA               KY
PICCADILLY SQUARE                                    355,000           1,588,409             190,022
  LOUISVILLE           KY
EASTGATE SHOPPING CENTER                           1,945,679           7,792,717             109,716
  MIDDLETOWN           KY
LIBERTY PLAZA                                      2,075,809           8,303,237
  RANDALLSTOWN         MD
SHOPPING CENTER - SALISBURY                          312,650           1,833,330              30,946
  SALISBURY            MD
MAPLE VILLAGE SHOPPING CENTER                      1,625,581           6,514,322              85,661
  ANN ARBOR            MI
WASHTENAW FOUNTAIN PLAZA                           1,530,281           6,121,123              49,710
  YPSILANTI            MI
SHOPPING CENTER - GOLDSBORO                          181,998           1,014,433              45,792
  GOLDSBORO            NC
SHOPPING CENTER - GREENVILLE                          40,065             225,958
  GREENVILLE           NC
SHOPPING CENTER - LUMBERTON                          280,000           1,564,172              97,754
  LUMBERTON            NC
SHOPPING CENTER - NEW BERN                           171,000           1,593,832
  NEW BERN             NC
SHOPPING CENTER - WILSON                             315,000           1,780,370              42,033
  WILSON               NC
LAUREL SQUARE                                      3,261,701           9,283,302             400,378
  BRICKTOWN            NJ
HAMILTON PLAZA                                     1,124,415           4,513,658              37,647
  HAMILTON             NJ
BENNETTS MILLS PLAZA                               1,597,222           6,399,888               9,785
  JACKSON              NJ
MIDDLETOWN PLAZA                                   1,204,829           1,479,487           3,505,205
  MIDDLETOWN           NJ
UNIVERSITY MALL                                      115,079           1,009,902             657,842
  CANTON               NY
CORTLANDVILLE                                        236,846           1,439,000             178,412
  CORTLAND             NY
KMART PLAZA                                          942,257           3,769,027              56,826
  DEWITT               NY
D & F PLAZA                                          730,512           2,156,542             850,528
  DUNKIRK              NY
SHOPPING CENTER - ELMIRA                             110,116             891,205
  ELMIRA               NY
PYRAMID MALL                                       2,175,221           8,700,884              35,753
  GENEVA               NY
SHOPPING CENTER - GLOVERSVILLE                       139,429             524,517              93,523
  GLOVERSVILLE         NY
MCKINLEY PLAZA                                     1,246,680           4,986,720              82,607
  HAMBURG              NY
CAYUGA PLAZA                                       1,397,708           5,591,832             297,544
  ITHACA               NY
SHOPS @ SENECA MALL                                1,545,838           6,183,353              99,064
  LIVERPOOL            NY
TRANSIT ROAD PLAZA                                   424,634           1,698,537              17,741
  LOCKPORT             NY
SHOPPING CENTER - MARCY                              400,000           2,231,817              94,207
  MARCY                NY
ROCKLAND PLAZA                                     3,990,842           3,570,410           5,010,242
  NANUET               NY
SOUTH PLAZA                                          508,013           1,051,638           1,492,405
  NORWICH              NY
WESTGATE PLAZA - ONEONTA                             142,821           1,192,103             249,070
  ONEONTA              NY
OSWEGO PLAZA                                         250,000           1,168,027           1,799,026
  OSWEGO               NY
MOHAWK ACRES                                         241,606           1,268,890           1,407,175
  ROME                 NY
MONTGOMERY WARD                                       93,341             483,405             231,438
  ROME                 NY
PRICE CHOPPER PLAZA                                  933,792           3,735,170
  ROME                 NY
WESTGATE MANOR PLAZA - ROME                           77,208             391,982             306,866
  ROME                 NY
NORTHLAND                                             14,448             255,557             672,997
  WATERTOWN            NY
HARBOR PLAZA                                         388,997           1,456,108             245,000
  ASHTABULA            OH
BELPRE PLAZA                                                           2,066,121              29,051
  BELPRE               OH
SOUTHWOOD PLAZA                                      707,073           1,537,519             405,429
  BOWLING GREEN        OH
BRENTWOOD PLAZA                                    2,050,969           8,222,875              67,617
  CINCINNATI           OH
WESTERN VILLAGE SHOPPING CENTER                    1,321,484           5,300,935              82,500
  CINCINNATI           OH
SOUTH TOWNE CENTRE                                 4,737,368           9,636,943             489,274
  DAYTON               OH
HERITAGE SQUARE                                    1,749,182           7,011,927              55,072
  DOVER                OH
FAIRFIELD MALL                                     1,287,649           1,685,919              72,192
  FAIRFIELD            OH
SILVER BRIDGE PLAZA                                  919,022           3,197,673           1,027,559
  GALLIPOLIS           OH
SHOPPING CENTER - GENOA             600,375           96,001           1,016,349
  GENOA                OH
PARKWAY PLAZA                                        950,667           2,069,921             206,816
  MAUMEE               OH
NEW BOSTON SHOPPING CENTER                         2,102,371           9,176,918              35,425
  NEW BOSTON           OH
MARKET PLACE                                         597,923           3,738,164             187,621
  PIQUA                OH
CENTRAL AVE MARKET PLACE                           1,046,480           1,769,200             328,874
  TOLEDO               OH
SHOPPING CENTER - ANNVILLE                           190,000           1,048,126             173,735
  ANNVILLE             PA
SHOPPING CENTER - HANOVER                            235,000           1,331,329             128,191
  HANOVER              PA
STONEMILL PLAZA                                    1,407,975           5,650,901
  LANCASTER            PA
CROSSROADS PLAZA                                     384,882           1,040,668             227,329
  MT. PLEASANT         PA
JOHN WANAMAKER                                       605,607           3,923,050
  PHILADELPHIA         PA
ROOSEVELT MALL ANNEX                159,703           91,798           1,063,120
  PHILADELPHIA         PA
ROOSEVELT MALL NE                                                      2,602,635           5,838,364
  PHILADELPHIA         PA
ST MARY'S PLAZA                                      977,711           3,910,842              48,925
  ST MARY'S            PA
NORTHLAND CENTER                                   1,198,947           4,824,500              38,629
  STATE COLLEGE        PA
SHOPS AT PROSPECT                                    725,100           2,894,668
  WEST HEMPFIELD       PA
YORK MARKETPLACE                                   3,199,113          12,796,452                 972
  YORK                 PA
CONGRESS CROSSING                                  1,098,351           6,747,013              56,826
  ATHENS               TN
GREENEVILLE COMMONS                                1,075,200           7,884,800               3,700
  GREENEVILLE          TN
KINGS GIANT SHOPPING CENTER                                            2,500,633             164,713
  KINGSPORT            TN
GEORGETOWN SQUARE                                  1,166,924           4,674,698             168,376
  MURFREESBORO         TN
SHOPPING CENTER - COLONIAL HTS                       290,000             792,441
  COLONIAL HEIGHTS     VA
SHOPPING CENTER - HARRISONBURG                       260,000           1,379,112
  HARRISONBURG         VA
HANOVER SQUARE SHOPPING CENTER                     1,778,701           7,114,805             128,929
  MECHANICSVILLE       VA
VICTORIAN SQUARE                                   3,548,432          14,208,727               2,480
  MIDLOTHIAN           VA
SHOPPING CENTER - SPOTSYLVANIA                       250,000           1,363,880             127,618
  SPOTSYLVANIA         VA
RIDGEVIEW CENTRE                                   2,707,679           4,417,792             463,791
  WISE                 VA
MOUNDSVILLE PLAZA                                    228,283           1,989,798           4,458,645
  MOUNDSVILLE          WV
GRAND CENTRAL PLAZA                                                    4,471,461
  PARKERSBURG          WV
KMART PLAZA                                          664,121           2,656,483              35,900
  VIENNA               WV

     Vacant land
**************************
1 NORTH CENTRAL AVENUE                                16,200
  HARTSDALE            NY      ------------    -------------       -------------       -------------

  TOTAL                        $ 27,295,385    $ 135,100,768       $ 541,558,540         $88,421,149
                               ============    =============       =============       =============
<TABLE/>



                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            July 31, 1995


      COLUMN A                                    COLUMN E                COLUMN F       COLUMN G      COLUMN H       COLUMN I
    ___________                ____________________________________       ________       ________      ________       ________
                               Gross Amount at Which Carried at the
                                       Close of the Period
                               ____________________________________
                                                                                                                   Life on Which
                                                                                                                    Depreciation
                                            Building &                  Accumulated      Date of         Date         in Latest
    Description                  Land      Improvements     Total(1)    Depreciation   Construction    Acquired    Income Statement
    ___________                ____________________________________     ____________   ____________    ________    ________________
      Apartments
**************************
BRECKENRIDGE APARTMENTS         604,487     2,544,868       3,149,355         224,457       1979         Feb 92      5-40 Years
  BIRMINGHAM         AL
CLUB APARTMENTS, THE          1,709,558     6,841,287       8,550,845          36,249       1969-1974    May 95      40 Years
  BIRMINGHAM         AL
COURTS AT WILDWOOD            1,119,320     4,723,642       5,842,962         246,732       1969         Jul 93      5-40 Years
  BIRMINGHAM         AL
DEVONSHIRE PLACE              1,245,728     5,945,527       7,191,255         497,212       1971         Feb 92      5-40 Years
  BIRMINGHAM         AL
MAYFAIR APARTMENTS             240,000      1,365,278       1,605,278         643,157       1971         Jan 81      5-40 Years
  DOVER              DE
RODNEY APARTMENTS               769,188     2,703,157       3,472,345       2,064,965       1963-1965    Jan 69      5-40 Years
  DOVER              DE
LAKE PARK APARTMENTS            833,000     3,717,763       4,550,763      2,015,620        1965         Feb 76      5-40 Years
  LAKE PARK          FL
JAMESTOWN APARTMENTS            518,646     2,634,960       3,153,606         323,901       1967         Sep 91      5-40 Years
  LEXINGTON          KY
SADDLEBROOK APARTMENTS        1,939,164     7,759,835       9,698,999          41,146       1969         May 95      40 Years
  LEXINGTON          KY
CHARLESTOWN @ DOUGLASS HILLS  1,306,230     5,363,803       6,670,033         255,766       1974         Sep 93      5-40 Years
  LOUISVILLE         KY
LA FONTENAY APARTMENTS        1,176,550     5,249,448       6,425,998         407,219       1970         Jul 92      5-40 Years
  LOUISVILLE         KY
POPLAR LEVEL APARTMENTS         284,793     1,207,424       1,492,217         141,252       1974         Jan 91      5-40 Years
  LOUISVILLE         KY
DEERHORN VILLAGE APARTMENTS   1,292,775     5,171,112       6,463,887           5,972       1974         Jul 95      40 Years
  KANSAS CITY        MO
MEADOW EAST APARTMENTS           86,407     1,869,613       1,956,020         546,519       1964-1971    Sep 83      5-40 Years
  POTSDAM            NY
MOHAWK GARDEN APARTMENTS        163,235     2,736,657       2,899,892        873,634        1947         Nov 85      5-40 Years
  ROME               NY
ARLINGTON VILLAGE APARTMENTS  1,065,284     4,292,707       5,357,991         103,643       1966         Aug 94      40 Years
  FAIRBORN           OH
CHESTERFIELD APARTMENTS         179,109     1,739,851       1,918,960         187,487       1979-1984    Feb 91      6-40 Years
  MAUMEE             OH
GOVERNOUR'S PLACE APARTMENTS    626,807     2,510,601      3,137,408           15,646       1974         Apr 95      40 Years
  HARRISBURG         PA
SEDGEFIELD APARTMENTS         1,550,734     6,256,734       7,807,468         164,953       1972,74,79   Jul 94      40 Years
  FLORENCE           SC
HICKORY LAKE APARTMENTS       1,369,251     5,792,633       7,161,884         241,620       1974         Dec 93      5-40 Years
  ANTIOCH            TN
ASHFORD PLACE APARTMENTS      1,150,270     5,042,379       6,192,649         227,881       1972-1974    Oct 93      5-40 Years
  CLARKSVILLE        TN
CEDAR VILLAGE APARTMENTS        806,355     3,262,077       4,068,432          81,848       1982         Jul 94      40 Years
  CLARKSVILLE        TN
PADDOCK PLACE APARTMENTS      1,358,400     5,452,287       6,810,687         136,615       1989         Jul 94      40 Years
  CLARKSVILLE        TN
THE PINES APARTMENTS            918,769     3,709,205       4,627,974          93,038       1986         Jul 94      40 Years
  CLARKSVILLE        TN

  Development
**************************
SIX FLAGS FACTORY OUTLET CENTER 763,463       319,241       1,082,704
  JACKSON TOWNSHIP   NJ

  Factory Outlets
**************************
BARSTOW FACTORY OUTLET        5,730,337    34,483,209      40,213,546       1,122,550       1989         Nov 93      5-40 Years
  BARSTOW            CA
ST AUGUSTINE OUTLET CENTER    4,488,742    22,918,594      27,407,336       1,620,240       1991         Mar 92      5-40 Years
  ST AUGUSTINE       FL
BRANSON FACTORY OUTLET           17,669    33,697,850      33,715,519       1,062,974       1988         Nov 93      40 Years
  BRANSON            MO
OSAGE FACTORY OUTLET VILLAGE  6,978,714    34,012,049      40,990,763       1,790,662       1987         Jan 93      3-40 Years
  OSAGE BEACH        MO
FT CHISWELL FACTORY OUTLET      411,023     2,411,517       2,822,540         229,776       1989         Nov 93      3-40 Years
  MAX MEADOWS        VA

  Office Building
**************************
INSTITUTE FOR DEFENSE ANALYSES              1,389,460       1,389,460         572,873       1982         May 74      10-35 Years
  PRINCETON          NJ

  Shopping Centers
**************************
CLOVERDALE VILLAGE              634,152     2,536,606       3,170,758          50,467       1986         Oct 94      40 Years
  FLORENCE           AL
DOVERAMA @ RODNEY VILLAGE        50,755       311,781         362,536          52,316       1969         Oct 88      40 Years
  DOVER              DE
RODNEY VILLAGE                1,202,551     3,961,244       5,163,795       2,930,310       1959         Jan 69      5-40 Years
  DOVER              DE
ALBANY PLAZA                    696,447     2,881,861       3,578,308          85,630       1968         May 94      40 Years
  ALBANY             GA
SOUTHGATE PLAZA - ALBANY        231,517       977,503       1,209,020         123,070       1969         Jul 90      40 Years
  ALBANY             GA
EASTGATE PLAZA  - AMERICUS      221,637     1,045,301       1,266,938         131,171       1980         Jul 90      40 Years
  AMERICUS           GA
PERLIS PLAZA                    774,966     5,402,816       6,177,782         678,344       1972         Jul 90      4-40 Years
  AMERICUS           GA
ROGERS PLAZA                    291,014       743,503       1,034,517          98,160       1974         Jul 90      5-40 Years
  ASHBURN            GA
SWEETWATER VILLAGE              707,938     2,831,750       3,539,688          56,325       1985         Oct 94      40 Years
  AUSTELL            GA
CEDAR PLAZA                     928,302     3,713,207       4,641,509          73,837       1994         Oct 94      40 Years
  CEDARTOWN          GA
CEDARTOWN SHOPPING CENTER       816,606     3,266,424       4,083,030          44,603       1989         Jan 95      40 Years
  CEDARTOWN          GA
CORDELE SQUARE                  864,335     3,619,627       4,483,962         482,226       1968         Jul 90      3-40 Years
  CORDELE            GA
MR B'S                          166,047       160,858         326,905          20,544       1968         Jul 90      2-40 Years
  CORDELE            GA
SOUTHGATE PLAZA - CORDELE       202,682       975,839       1,178,521         121,905       1969         Jul 90      40 Years
  CORDELE            GA
HABERSHAM VILLAGE             1,301,643     4,964,922       6,266,565         350,403       1985         May 92      40 Years
  CORNELIA           GA
WESTGATE - DUBLIN               699,174     5,895,876       6,595,050         739,473       1974         Jul 90      20-40 Years
  DUBLIN             GA
VICTORY SQUARE                1,206,181     4,870,451       6,076,632         369,810       1986         Jul 92      20-40 Years
  SAVANAH            GA
TIFT-TOWN                       271,444     1,425,891       1,697,335         171,626       1965         Jul 90      10-40 Years
  TIFTON             GA
WESTGATE - TIFTON               156,269       304,704         460,973          38,437       1980         Jul 90      40 Years
  TIFTON             GA
HAYMARKET MALL                1,230,252     4,921,007       6,151,259          15,712       1968-1979    May 95      40 Years
  DES MOINES         IA
HAYMARKET SQUARE              2,056,172     8,251,688      10,307,860          26,261       1971-1979    May 95      40 Years
  DES MOINES         IA
COLUMBUS CENTER               1,196,269     5,172,489       6,368,758         827,070       1964         Dec 88      3-40 Years
  COLUMBUS           IN
JASPER MANOR                  1,319,937     7,120,829       8,440,766         616,879       1990         Feb 92      20-40 Years
  JASPER             IN
TOWN FAIR SHOPPING CENTER     1,104,876     3,759,503       4,864,379         231,273       1991         Feb 93      40 Years
  PRINCETON          IN
WABASH CROSSING               1,614,878     6,498,255       8,113,133         263,514       1988         Dec 93      40 Years
  WABASH             IN
JACKSON VILLAGE                 284,815     3,219,523       3,504,338         529,599       1983         Dec 88      20-40 Years
  JACKSON            KY
J*TOWN CENTER                 1,331,074     4,649,425       5,980,499         754,839       1959         Oct 88      3-40 Years
  JEFFERSONTOWN      KY
CHINOE VILLAGE                  505,077     2,099,076       2,604,153         333,228       1984         Mar 89      5-40 Years
  LEXINGTON          KY
NEW LOUISA PLAZA                469,014     2,160,434       2,629,448         538,051       1978         Feb 88      2-40 Years
  LOUISA             KY
PICCADILLY SQUARE               355,000     1,778,431       2,133,431         280,347       1973         Apr 89      3-40 Years
  LOUISVILLE         KY
EASTGATE SHOPPING CENTER      1,945,679     7,902,433       9,848,112         326,628       1987         Nov 93      5-40 Years
  MIDDLETOWN         KY
LIBERTY PLAZA                 2,075,809     8,303,237      10,379,046          43,998       1962         May 95      40 Years
  RANDALLSTOWN       MD
SHOPPING CENTER - SALISBURY     312,650     1,864,276       2,176,926         489,235       1973         May 86      4-40 Years
  SALISBURY          MD
MAPLE VILLAGE SHOPPING CENTER 1,625,581     6,599,983       8,225,564         130,942       1965         Oct 94      40 Years
  ANN ARBOR          MI
WASHTENAW FOUNTAIN PLAZA      1,530,281     6,170,833       7,701,114         434,386       1989         Oct 92      40 Years
  YPSILANTI          MI
SHOPPING CENTER - GOLDSBORO     181,998     1,060,225       1,242,223         269,920       1973         May 86      35-40 Years
  GOLDSBORO          NC
SHOPPING CENTER - GREENVILLE     40,065       225,958         266,023          70,994       1973         May 86      35 Years
  GREENVILLE         NC
SHOPPING CENTER - LUMBERTON     280,000     1,661,926       1,941,926         417,574       1973         May 86      35-40 Years
  LUMBERTON          NC
SHOPPING CENTER - NEW BERN      171,000     1,593,832       1,764,832         421,227       1975         May 86      35 Years
  NEW BERN           NC
SHOPPING CENTER - WILSON        315,000     1,822,403       2,137,403         474,257       1973         May 86      35-40 Years
  WILSON             NC
LAUREL SQUARE                 3,261,701     9,683,680      12,945,381         737,497       1973         Jul 92      10-40 Years
  BRICKTOWN          NJ
HAMILTON PLAZA                1,124,415     4,551,305       5,675,720         137,365       1972         May 94      40 Years
  HAMILTON           NJ
BENNETTS MILLS PLAZA          1,597,222     6,409,673       8,006,895         140,431       1988         Sep 94      40 Years
  JACKSON            NJ
MIDDLETOWN PLAZA              1,204,829     4,984,692       6,189,521       1,514,770       1972         Jan 75      5-40 Years
  MIDDLETOWN         NJ
UNIVERSITY MALL                 115,079     1,667,744       1,782,823         789,739       1967         Jan 76      10-40 Years
  CANTON             NY
CORTLANDVILLE                   236,846     1,617,412       1,854,258         306,803       1984         Aug 87      20-40 Years
  CORTLAND           NY
KMART PLAZA                     942,257     3,825,853       4,768,110         187,347       1970         Aug 93      5-40 Years
  DEWITT             NY
D & F PLAZA                     730,512     3,007,070       3,737,582         700,991       1967         Jan 86      5-40 Years
  DUNKIRK            NY
SHOPPING CENTER - ELMIRA        110,116       891,205       1,001,321         143,893       1976         Feb 89      40 Years
  ELMIRA             NY
PYRAMID MALL                  2,175,221     8,736,637      10,911,858         427,793       1973         Aug 93      40 Years
  GENEVA             NY
SHOPPING CENTER - GLOVERSVILLE  139,429       618,040         757,469          98,318       1974         Dec 88      40 Years
  GLOVERSVILLE       NY
MCKINLEY PLAZA                1,246,680     5,069,327       6,316,007         426,110       1991         Jun 92      3-40 Years
  HAMBURG            NY
CAYUGA PLAZA                  1,397,708     5,889,376       7,287,084         892,186       1969         May 89      10-40 Years
  ITHACA             NY
SHOPS @ SENECA MALL           1,545,838     6,282,417       7,828,255         307,183       1971         Aug 93      5-40 Years
  LIVERPOOL          NY
TRANSIT ROAD PLAZA              424,634     1,716,278       2,140,912          83,943       1971         Aug 93      40 Years
  LOCKPORT           NY
SHOPPING CENTER - MARCY         400,000     2,326,024       2,726,024         609,484       1971         May 86      18-40 Years
  MARCY              NY
ROCKLAND PLAZA                3,990,842     8,580,652      12,571,494       2,472,249       1963         Jan 83      3-40 Years
  NANUET             NY
SOUTH PLAZA                     508,013     2,544,043       3,052,056         841,964       1967         Apr 83      5-40 Years
  NORWICH            NY
WESTGATE PLAZA - ONEONTA        142,821     1,441,173       1,583,994         436,344       1967         1984        5-40 Years
  ONEONTA            NY
OSWEGO PLAZA                    250,000     2,967,053       3,217,053         964,994       1966         Jan 77     40 Years
  OSWEGO             NY
MOHAWK ACRES                    241,606     2,676,065       2,917,671         659,707       1965         Feb 84      2-40 Years
  ROME               NY
MONTGOMERY WARD                  93,341       714,843         808,184         202,768       1965         Jan 84      10-40 Years
  ROME               NY
PRICE CHOPPER PLAZA             933,792     3,735,170       4,668,962         183,206       1988         Aug 93      40 Years
  ROME               NY
WESTGATE MANOR PLAZA - ROME      77,208       698,848         776,056         180,795       1961         Jan 86      5-40 Years
  ROME               NY
NORTHLAND                        14,448       928,554         943,002         236,696       1962         Jan 73      5-40 Years
  WATERTOWN          NY
HARBOR PLAZA                    388,997     1,701,108       2,090,105         175,757       1988         Feb 91      15-40 Years
  ASHTABULA          OH
BELPRE PLAZA                                2,095,172       2,095,172         373,427       1969         Jun 88      5-40 Years
  BELPRE             OH
SOUTHWOOD PLAZA                 707,073     1,942,948       2,650,021         298,300       1961         May 90      3-40 Years
  BOWLING GREEN      OH
BRENTWOOD PLAZA               2,050,969     8,290,492      10,341,461         250,330       1957         May 94      40 Years
  CINCINNATI         OH
WESTERN VILLAGE SHOPPING CENTER1,321,484    5,383,435       6,704,919         161,117       1960         May 94      40 Years
  CINCINNATI         OH
SOUTH TOWNE CENTRE            4,737,368    10,126,217      14,863,585         844,315       1972         Mar 92      5-40 Years
  DAYTON             OH
HERITAGE SQUARE               1,749,182     7,066,999       8,816,181         355,180       1959         Aug 93      5-40 Years
  DOVER              OH
FAIRFIELD MALL                1,287,649     1,758,111       3,045,760         230,425       1978         May 90      12-40 Years
  FAIRFIELD          OH
SILVER BRIDGE PLAZA             919,022     4,225,232       5,144,254       1,095,033       1972         Dec 86      5-40 Years
  GALLIPOLIS         OH
SHOPPING CENTER - GENOA          96,001     1,016,349       1,112,350         111,342       1987         Mar 91      40 Years
  GENOA              OH
PARKWAY PLAZA                   950,667     2,276,737       3,227,404         325,504       1955         Sep 89      20-40 Years
  MAUMEE             OH
NEW BOSTON SHOPPING CENTER    2,102,371     9,212,343      11,314,714         566,558       1991         Feb 93      20-40 Years
  NEW BOSTON         OH
MARKET PLACE                    597,923     3,925,785       4,523,708         374,068       1972         Nov 91      2-40 Years
  PIQUA              OH
CENTRAL AVE MARKET PLACE      1,046,480     2,098,074       3,144,554         244,610       1968         Aug 90      20-40 Years
  TOLEDO             OH
SHOPPING CENTER - ANNVILLE      190,000     1,221,861       1,411,861         309,385       1972         May 86      18-40 Years
  ANNVILLE           PA
SHOPPING CENTER - HANOVER       235,000     1,459,520       1,694,520         364,795       1971         May 86      35-40 Years
  HANOVER            PA
STONEMILL PLAZA               1,407,975     5,650,901       7,058,876         218,079       1988         Jan 94      40 Years
  LANCASTER          PA
CROSSROADS PLAZA                384,882     1,267,997       1,652,879         208,061       1975         Nov 88      5-40 Years
  MT. PLEASANT       PA
JOHN WANAMAKER                  605,607     3,923,050       4,528,657       3,836,781       1964         Jan 64      35 Years
  PHILADELPHIA       PA
ROOSEVELT MALL ANNEX            159,703     1,154,918       1,314,621         481,810       1958         Apr 74      10-40 Years
  PHILADELPHIA       PA
ROOSEVELT MALL NE                           8,440,999       8,440,999       3,637,301       1964         Jan 64      5-40 Years
  PHILADELPHIA       PA
ST MARY'S PLAZA                 977,711     3,959,767       4,937,478          69,609       1970         Dec 94      40 Years
  ST MARY'S          PA
NORTHLAND CENTER              1,198,947     4,863,129       6,062,076         377,705       1988         Jun 92      40 Years
  STATE COLLEGE      PA
SHOPS AT PROSPECT               725,100     2,894,668       3,619,768                       1994         Jul 95      40 Years
  WEST HEMPFIELD     PA
YORK MARKETPLACE              3,199,113    12,797,424      15,996,537          67,800       1955         May 95      40 Years
  YORK               PA
CONGRESS CROSSING             1,098,351     6,803,839       7,902,190         570,059       1990         Mar 92      40 Years
  ATHENS             TN
GREENEVILLE COMMONS           1,075,200     7,888,500       8,963,700         666,892       1990         Mar 92      20-40 Years
  GREENEVILLE        TN
KINGS GIANT SHOPPING CENTER                 2,665,346       2,665,346         196,516       1970         Sep 92      3-40 Years
  KINGSPORT          TN
GEORGETOWN SQUARE             1,166,924     4,843,074       6,009,998         221,097       1986         Sep 93      40 Years
  MURFREESBORO       TN
SHOPPING CENTER - COLONIAL HTS  290,000       792,441       1,082,441         209,431       1972         May 86      35 Years
  COLONIAL HEIGHTS   VA
SHOPPING CENTER - HARRISONBURG  260,000     1,379,112       1,639,112         364,479       1969         May 86      35 Years
  HARRISONBURG       VA
HANOVER SQUARE SHOPPING CENTER1,778,701     7,243,734       9,022,435         473,645       1991         Jan 93      5-40 Years
  MECHANICSVILLE     VA
VICTORIAN SQUARE              3,548,432    14,211,207      17,759,639         482,058       1991         Mar 94      40 Years
  MIDLOTHIAN         VA
SHOPPING CENTER - SPOTSYLVANIA  250,000     1,491,498       1,741,498         368,598       1970         May 86      35-40 Years
  SPOTSYLVANIA       VA
RIDGEVIEW CENTRE              2,707,679     4,881,583       7,589,262         368,870       1990         Jul 92      3-40 Years
  WISE               VA
MOUNDSVILLE PLAZA               228,283     6,448,443       6,676,726         382,331       1961         Dec 88      5-40 Years
  MOUNDSVILLE        WV
GRAND CENTRAL PLAZA                         4,471,461       4,471,461         787,139       1986         Jun 88      40 Years
  PARKERSBURG        WV
KMART PLAZA                     664,121     2,692,383       3,356,504         165,328       1975         Feb 93      40 Years
  VIENNA             WV

     Vacant land
**************************
1 NORTH CENTRAL AVENUE           16,200                        16,200                                    Jul 72
  HARTSDALE          NY   _____________ _____________   _____________   _____________

  TOTAL                   $ 135,100,768 $ 629,979,689   $ 765,080,457   $  64,006,509
                          ============= =============   =============   =============

     (1) Aggregate cost is the same for Federal income tax purposes
<TABLE/>

                           NEW PLAN REALTY TRUST
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                               SCHEDULE III

                               JULY 31, 1995
                                (continued)

Reconciliation of "Real Estate and Accumulated Depreciation":

                               1995          1994            1993
INVESTMENT IN REAL ESTATE
Balance at beginning
 of period                  $ 621,342,318  $ 388,227,913  $ 301,135,683

Additions during the
 period:
   Land                        23,964,530     37,888,580     16,320,161
   Buildings and
    improvements              120,636,110    197,091,961     70,757,597
   Carrying costs                  -              -              17,594
                            _____________  _____________  _____________
                              765,942,958    623,208,454    388,231,035

Less:
Costs of assets sold
 and written-off                  862,501      1,866,136          3,122
                            _____________  _____________  _____________
Balance at end of period    $ 765,080,457  $ 621,342,318  $ 388,227,913
                            =============  =============  =============

ACCUMULATED DEPRECIATION
Balance at beginning
 of period                  $  49,101,916  $  38,183,206  $  30,785,272

Additions charged to
 operating expenses            14,968,266     11,250,895      7,397,934
                            _____________  _____________  _____________
                               64,070,182     49,434,101     38,183,206

Less:
Accumulated depreciation
 on assets sold and
 written-off                       63,673        332,185        -
                            _____________  _____________  _____________
Balance at end of period    $  64,006,509  $  49,101,916  $  38,183,206
                            =============  =============  =============

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                             SCHEDULE IV

                                                            July 31, 1995
                                                            _____________

        COLUMN A             COLUMN B    COLUMN C           COLUMN D            COLUMN E         COLUMN F       COLUMN G
        ________             ________    ________           ________            ________         ________       ________
                              Final        Face                                                    Face         Carrying
                             Interest    Maturity           Periodic                            Amount of      Amount of
       Description             Rate        Date           Payment Terms         Prior Liens     Mortgages      Mortgages
       ___________           ________    ________         _____________         ___________     _________      _________

Second mortgage, collateral                            Interest payable
-ized by a shopping center                             monthly, balance
in Hartsdale, NY              10.5%       2/1/99       at maturity                                $500,000        $500,000

Purchase money first mortgage,                         Interest payable
collateralized by a shopping                           Interest payable
center in Connellsville, PA    10%        8/1/97       principal per                            $6,200,000      $6,200,000
                                                       month for 17
                                                       months, balance
                                                       at maturity

Purchase money first mortgage,                         Interest payable
collateralized by a shopping                           monthly, balance
center in Whitesboro, NY     9.875%       7/25/96      at maturity                               4,610,000       4,610,000


Leasehold mortgage                                     Interest and
collateralized by a tenant                             principal payable
lease                          12%       6/1/2011      monthly                                     935,056         935,056

Purchase money first mortgage                          Interest payable
collateralized by a shopping                           monthly, balance
center in New City, NY       9.375%       7/27/97      at maturity                              10,350,000      10,350,000

Leasehold mortgage                                     Interest and
collateralized by a Tenant                             principal payable
lease                         11.5%       4/30/04      monthly                                     278,448         278,448
                                                                                               ___________     ___________
Note--Column H is not
applicable                                                                                     $22,873,504     $22,873,504
                                                                                               ===========     ===========
<TABLE/>

                                   Year Ended July 31,


                                   1995          1994          1993
                                   ____          ____          ____

Balance, beginning of period  $ 22,909,676   $ 24,135,327   $ 33,700,044

Additions during period:
  New mortgage loans                --            800,000         --

Reductions during period:
  Collection of principal         (36,172)    (1,525,651)    (9,564,717)

  Amounts refinanced                --          (500,000)         --

  Reduction in mortgage
    receivable in connection
    with prepaid acquisition
    costs                                          --             --
                               ___________    ___________    ___________
Balance, end of period         $22,873,504    $22,909,676    $24,135,327
                               ===========    ===========    ===========

                           NEW PLAN REALTY TRUST
                             EXHIBIT INDEX TO
                        ANNUAL REPORT ON FORM 10-K


No.                                                                    Page
___                                                                    ____
*3.1      Amendment #4 dated December 6, 1972 to Declaration of
          Trust (amending Declaration of Trust in its entirety)
          and filed as Exhibit 3.1(d) to Registration Statement
          No. 2-45633.

*3.2      Amendment #5 dated December 12, 1972 to Declaration of
          Trust and filed with Registrant's Form 10-K for the fiscal year ended July 31, 1973.

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

*9.1      Agreement dated February 26, 1979 among William Newman,
          Joseph Newman and Melvin Newman filed as Exhibit 9 to
          Registration Statement No. 2-63669.

*9.2      Agreement dated December 17, 1981 between New Plan
          Realty Trust and Merchant Navy Officers Pension Fund
          Trustees Limited filed as Exhibit 9.1 to Post-Effective
          Amendment No. 2 to Registration Statement No. 2-69682.

*9.3      Debenture Purchase Agreement and Amendment filed as
          Exhibit 9.4 to Registration Statement No. 2-81432.

*9.4      Share Purchase Agreement between New Plan Realty Trust,
          Merchant Navy Officers Pension Fund Trustees Limited filed as Exhibit 9.5 to Registration Statement No. 2-
          90107.

*9.5      Purchase Agreement dated December 18, 1990 between New
          Plan Realty Trust and Beleggingsmaatschappij Midas B.V.
          filed as Exhibit 9.5 to the Registrant's Form 10-K for the fiscal year ended July 31, 1994.

 9.6 Termination of Purchase Agreement dated December 17, 1981 between New Plan Realty Trust and Merchant Navy Officers
          Pension Fund Trustees Limited.

*10.1          Lease dated January 30, 1964 between John
               Hancock Mutual Life Insurance Company and
               Roosevelt Mall Northeast, Inc. filed as
               Exhibit 12.4(a) to Registration Statement No.
               2-45633 (Registrant's leasehold interest in the Roosevelt Mall Shopping Center).

*10.2          Revolving Credit Agreement by and among New
               Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of December 30, 1993 filed as Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended July 31, 1994.

*10.3 Amendment No. 1 to Revolving Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New
               York, as agent, dated as of December 30, 1993 filed as Exhibit 10.3 to the Registrant's
               Form 10-K for the fiscal year ended July 31, 1994.

 10.4 Extension request and Consent by and among New Plan Realty Trust, the Lenders party to the Revolving Credit Agreement and The Bank of New York, as agent, dated as of December
               1, 1994.

 10.5 Amendment No. 2 to Revolving Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New
               York, as agent, dated as of July 20, 1995.

*10.6          Senior Securities Indenture between New Plan
               Realty Trust and The First National Bank of
               Boston, as Trustee, dated as of March 29, 1995 filed as Exhibit 4.2 to Registration
               Statement No. 33-60045.

 10.7          7.75% Senior Note Due April 6, 2005.

 10.8          6.8% Senior Note Due May 15, 2002.

   11          Statement of Computation of Earnings Per
               Share for the Twelve Months Ended July 31,
               1995.

   21          Subsidiaries of the Registrant.

   23 Consent required with respect to material incorporated by reference in a previously filed Registration Statement.

___________________________________
* Incorporated herein by reference as indicated above.

                                EXHIBIT 9.6
                                ___________


                                   August 18, 1995

MNOPF Trustees Limited
Ashcombe House, The Crescent
Leatherhead, Surrey KT22 8LQ England

Gentlemen:

     Reference is made to that certain Purchase Agreement between New Plan
Realty Trust ("New Plan") and you dated December 17, 1981 (the "Agreement") and to the 4,493,954 shares of beneficial interest you own in New Plan (the
"Shares").

     This letter will confirm the agreement between you and New Plan regarding the Agreement and the Shares:

     1. The Agreement is hereby terminated and neither party thereto shall have any further liability to the other thereunder.

     2. You have represented that the Shares are all of the shares of beneficial interest in New Plan owned by you.

     3. The existing outstanding certificates representing the Shares will be reissued forthwith without any legends thereon in the name of "MNOPF Trustees Limited" or a street nominee name, at your or your agent's written direction, and delivered to Bank of New York for your account within three business days after the delivery of such outstanding certificates together with written instructions to such effect to The First
National Bank of Boston, New Plan's Transfer Agent for the Shares. The period of three business days set forth above shall be extended for such reasonable period as may be necessary in the event such certificates are not delivered within such period as a result of Acts of God.

     4. Provided that the events detailed in Clause 3 above occur, you agree to vote the Shares, so long as they are owned by you (or any affiliated or related entity), in favor of (a) the election of the nominees of New Plan's management each year for Trustees through December 31, 2001 and (b) Amendment #11 to Declaration of Trust of New Plan Realty Trust when requested by and upon the recommendation of its Board of Trustees. You agree to vote the Shares as set forth above by delivering to New Plan the form of Proxy provided by New Plan, appropriately completed and executed not less than one (1) week before the last date to vote on such issue, but in any event within seven days after its receipt by you.

     5. As long as you own such number of shares of beneficial interest of New Plan as shall exceed 5% of all of the issued and outstanding shares of beneficial interest of New Plan, you agree to use your best efforts to notify New Plan, in writing, of any sale of Shares (including, the number of Shares transferred, the date of transfer and the name of the transferee where known to you) promptly after such sale. In addition, you will send
New Plan copies of all notices and forms required to be filed with the Securities and Exchange Commission as a result of any transfer of Shares promptly after such filing is made.

     Please confirm our agreement as set forth above by signing and returning a copy of this letter.

                                   NEW PLAN REALTY TRUST




                                   By: /s/ Arnold Laubich
                                       _______________________
                                       President



MNOPF TRUSTEES LIMITED




By:/s/ Geoffrey Henry
   ________________________


                                EXHBIT 10.4
                                ___________

                                 EXTENSION
                            REQUEST AND CONSENT

                  EXTENSION REQUEST AND CONSENT (the "Extension"), dated as of December 1, 1994, by and among NEW PLAN REALTY TRUST, a Massachusetts business trust (the "Borrower"), the Lenders party to the Credit Agreement
(hereinafter defined) and THE BANK OF NEW YORK, as agent (in such capacity, the "Agent").


                                 RECITALS

             A.   This Extension is made pursuant to that certain Revolving
Credit Agreement, dated as of December 30, 1993, by and among the Borrower, the Agent and the Lenders party thereto (as amended, the "Credit
Agreement"). Capitalized terms used herein which are not defined herein and which are defined in the Credit Agreement shall have the same meanings as therein defined.

             B. Section 2.18 of the Credit Agreement provides that, as long as no Default or Event of Default exists, the Borrower may request that the Termination Date be extended for a period of 364 days commencing on the date that the Required Lenders provide their consent to such Extension Request to the Agent.

             C. The Borrower has timely made an Extension Request and desires that the Lenders evidence their consent thereto by this Extension.

             In consideration of the foregoing and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto confirm and agree as follows:

             1.   As of October 17, 1994, the Borrower delivered its
Extension Request to the Agent.  Pursuant to the Extension Request, the
Borrower requested that the Termination Date be extended for an additional period of 364 days.

             2.   As of November 29, 1994, the Agent received the Required
Lenders' consent to the Extension Request.

             3. The Borrower hereby represents and warrants that there exists no Default or Event of Default under the Credit Agreement.

             4. Based on the representations in paragraph 3, each Lender by signing below hereby confirms that the Termination Date shall be extended for 364 days from November 29, 1994, the date that the Required
Lenders delivered their consents to the Agent. In furtherance of the foregoing, the parties agree that the definition of "Termination Date" set forth in Section 1.1 of the Credit Agreement is hereby deleted in its entirety, and the following new definition is substituted in its place:

                  "Termination Date":  November 28, 1995, subject
             to extension, as provided for in Section 2.18.

             5. This Extension shall constitute the notice by the Agent to the Lenders of the effectiveness of the Extension required pursuant to
Section 2.18(a)(ii) of the Credit Agreement .

             6.   Exhibit B to the Credit Agreement (Commitments and
Commitment Percentages) in effect as of the date hereof is hereby republished and attached to this Extension as Exhibit 1.

             7. The Borrower hereby (a) reaffirms and admits the validity and enforceability of the Loan Documents in accordance with their terms and all of its obligations thereunder, (b) agrees and admits that it has no defenses to or offsets against any of its obligations to either Agent or any Lender thereunder, and (c) represents and warrants that the represen-tations and warranties made by it in the Credit Agreement are true and cor-rect in all material respects on and as of the date hereof.

             8.   The Borrower has heretofore delivered to the Agent and
the Lenders copies of the audited Consolidated and Consolidating Balance
Sheets of the Borrower as of July 31, 1994, and the related Consolidated and Consolidating Statements of Operations, Stockholders' Equity and Cash
Flows for the fiscal years of the Borrower then ended.  The Financial
Statements fairly present the Consolidated and Consolidating financial condition and results of the operations of the Borrower and its Sub-
sidiaries as of the date and for the period indicated therein (subject, in the case of such unaudited statements, to normal year-end adjustments) and have been prepared in conformity with GAAP.  Except as reflected in the
Financial Statements or in the notes thereto, neither the Borrower nor any
Subsidiary has any obligation or liability of any kind (whether fixed, ac-
crued, contingent, unmatured or otherwise) which, in accordance with GAAP,
should have been shown on the Financial Statements and was not.   Since the
date of the Financial Statements, the Borrower and each Subsidiary has con-
ducted its business only in the ordinary course and there has been no
Material Adverse Change.

             9. Schedule A attached hereto sets forth all actions, suits or proceedings at law or in equity or by or before any Governmental
Authority (whether or not purportedly on behalf of the Borrower or any Subsidiary) pending or, to the knowledge of the Borrower, threatened against the Borrower, any Subsidiary or any of their respective Properties or rights, which, if adversely determined, could have a Material Adverse
Effect.

             10. This Extension may be executed in any number of counterparts, each of which shall be an original and all of which shall constitute one amendment. It shall not be necessary in making proof of this Extension to produce or account for more than one counterpart signed by each party.

             11. This Extension is being delivered in and is intended to be performed in the State of New York and shall be construed and enforceable in accordance with, and be governed by, the internal laws of the State of New York without regard to principles of conflict of laws.

             12. Except as amended hereby, the Credit Agreement shall in all other respects remain in full force and effect.

             13. This Extension and all documents, agreements, under-standings and arrangements relating to this transaction have been negotiated, executed and delivered on behalf of the Borrower by the trustees or officers thereof in their representative capacity under the Declaration of Trust, and not individually, and bind only the trust estate of the Borrower, and no trustee, officer, employee, agent or shareholder of the Borrower shall be bound or held to any personal liability or responsibility in connection with the agreements, obligations and undertakings of the Borrower hereunder, and any person or entity dealing with the Borrower in connection therewith shall look only to the trust estate for the payment of any claim or for the performance of any agreement, obligation or undertaking thereunder. The Agent and each Lender hereby acknowledge and agree that each agreement and other document executed by the Borrower in accordance with or in respect of this transac-tion shall be deemed and treated to include in all respects and for all purposes the foregoing exculpatory provision.

             IN WITNESS WHEREOF, the parties hereto have caused this Extension Agreement to be duly executed as of the date first above written.



                                      NEW PLAN REALTY TRUST


                                      By: /s/ Dean Bernstein
                                      Name:   Dean Bernstein
                                      Title:  Vice President


                                      THE BANK OF NEW YORK,
                                      Individually and as Agent


                                      By: /s/ Andrea Stuart
                                      Name:   Andrea Stuart
                                      Title:  Vice President


                                      FLEET BANK, N.A.


                                      By: /s/ John G. Christensen
                                      Name:   John G. Christensen
                                      Title:  Vice President


                                      CORESTATES BANK NA


                                      By: /s/ Gary S. Kinn
                                      Name:   Gary S. Kinn
                                      Title:  Vice President

                                 EXHIBIT 1

                            to Credit Agreement

                            LIST OF COMMITMENTS
                            ___________________



                                                Commitment
Bank                      Commitment            Percentage
____                      __________            __________

The Bank of               $45,000,000               45%
 New York

Fleet Bank, N.A.          $35,000,000               35%

CoreStates Bank NA        $20,000,000               20%



TOTAL                    $100,000,000              100%
                         ============              ====

                                SCHEDULE A

                          Actions and Proceeding
                          ______________________


                                   None

                               EXHIBIT 10.5
                               ____________

                            AMENDMENT NO. 2 TO

                        REVOLVING CREDIT AGREEMENT


     AMENDMENT NO. 2 (this "Amendment"), dated as of July 20, 1995, to the
REVOLVING CREDIT AGREEMENT (the "Credit Agreement"), dated as of December
30, 1993, by and among NEW PLAN REALTY TRUST, a Massachusetts business trust (the "Borrower"), the Lenders party thereto and THE BANK OF NEW YORK, as agent (in such capacity, the "Agent").

                                 RECITALS

     A. The Credit Agreement was previously (i) amended pursuant to that certain Amendment No. 1 to Revolving Credit Agreement, dated as of
September 20, 1994, by and among the Borrower, the Lenders party thereto and the Agent, and (ii) extended pursuant to the terms of the Credit
Agreement and that certain Extension Request and Consent, dated as of De-cember 1, 1994, by and among Borrower, the Lenders party thereto and the Agent. Capitalized terms used herein which are not defined herein and which are defined in the Credit Agreement, as amended, shall have the same meanings as therein defined.

     B. The Borrower has requested that subsection (a) of Section 8.1 of the Credit Agreement be amended as hereinafter set forth.

     In consideration of the foregoing and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

     1.   Subsection (a) of Section 8.1 of the Credit Agreement
("Indebtedness") is hereby deleted in its entirety and the following new subsection (a) shall be substituted in its place:

     (a) Create, incur, assume or suffer to exist at any time any li-ability for Indebtedness (including outstanding Indebtedness under the Loan
Documents), or permit any Subsidiary so to do, which, when added to all other Indebtedness of the Borrower and its Subsidiaries, would exceed the lesser of (i) 65% of Tangible Net Worth and (ii) $350,000,000.

     2. Section 2.18 (iii) of the Credit Agreement is hereby amended by deleting the number "33-1/3%" and substituting therefor the following phrase: "49% (or 33-1/3% at any time that the applicable percentage in the definition of Required Lenders is 66-2/3%)".

     3. This Amendment shall not be deemed effective until such time as the Agent shall have received a copy of this Amendment duly executed by each party hereto.

     4. The Borrower hereby (a) reaffirms and admits the validity and enforceability of the Loan Documents in accordance with their terms and all of its obligations thereunder, (b) agrees and admits that it has no defenses to or offsets against any of its obligations to either Agent or any Lender thereunder, (c) represents and warrants that there exists no Default or Event of Default, and (d) represents and warrants that the representations and warranties made by it in the Credit Agreement are true and correct in all material respects on and as of the date hereof.

     5. This Amendment may be executed in any number of counterparts, each of which shall be an original and all of which shall constitute one amendment. It shall not be necessary in making proof of this Amendment to produce or account for more than one counterpart signed by the party to be charged.

     6. This Amendment is being delivered in and is intended to be performed in the State of New York and shall be construed and enforceable in accordance with, and be governed by, the internal laws of the State of New York without regard to principles of conflict of laws.

     7. Except as amended hereby, and by the Amendment No. 1 referred to above, the Credit Agreement shall in all other respects remain in full force and effect.

     8. This Amendment and all documents, agreements, understandings and arrangements relating to this transaction have been negotiated, executed and delivered on behalf of the Borrower by the trustees or officers thereof in their representative capacity under the Declaration of Trust, and not individually, and bind only the trust estate of the Borrower, and no trustee, officer, employee, agent or shareholder of the Borrower shall be bound or held to any personal liability or responsibility in connection with the agreements, obligations and undertakings of the Borrower hereunder, and any person or entity dealing with the Borrower in connection therewith shall look only to the trust estate for the payment of any claim or for the performance of any agreement, obligation or undertaking thereunder. The Agent and each Lender hereby acknowledge and agree that each agreement and other document executed by the Borrower in accordance with or in respect of this transaction shall be deemed and treated to include in all respects and for all purposes the foregoing exculpatory provision.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the date first above written.



                                      NEW PLAN REALTY TRUST


                                      By: /s/ Dean Bernstein
                                      Name:   Dean Bernstein
                                      Title:  Vice President


                                      THE BANK OF NEW YORK,
                                      Individually and as Agent


                                      By: /s/ Andrea Stuart
                                      Name:   Andrea Stuart
                                      Title:  Vice President


                                      FLEET BANK, N.A.


                                      By: /s/ Mark E. Dalton
                                      Name:   Mark E. Dalton
                                      Title:  Vice President


                                      CORESTATES BANK NA


                                      By: /s/ Gary S. Kinn
                                      Name:   Gary S. Kinn
                                      Title:  Vice President

                               EXHIBIT 10.7
                               ____________

Unless this certificate is presented by an authorized representative of The
Depository Trust Company, a New York corporation ("DTC"), to the Trust (as defined below) or its agent for registration of transfer, exchange, or payment, and any certificate issued is registered in the name of Cede & Co.
or in such other name as is requested by an authorized representative of DTC (and any payment is made to Cede & Co. or to such other entity as is requested by an authorized representative of DTC), ANY TRANSFER, PLEDGE, OR
OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL inasmuch as the registered owner hereof, Cede & Co., has an interest herein.


REGISTERED                                                 PRINCIPAL AMOUNT
No.:  1                                                        $100,000,000


CUSIP No.: 648059AD5



                           NEW PLAN REALTY TRUST
                   7 3/4% SENIOR NOTE DUE APRIL 6, 2005


     NEW PLAN REALTY TRUST, a Massachusetts business trust (hereinafter called the "Trust," which term shall include any successor corporation under the Senior Indenture hereinafter referred to), for value received, hereby promises to pay to CEDE & CO., or registered assigns, upon presentation, the principal sum of ONE HUNDRED MILLION DOLLARS on April 6, 2005, and to pay interest on the outstanding principal amount thereon from April 6, 1995, or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually in arrears on April 6 and October 6 in each year, commencing April 6, 1995, at the rate of 7 3/4% per annum, until the entire principal amount hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for on any Interest Payment Date, as provided in the Senior Indenture, will be paid to the Person in whose name this Note (or one or more Predecessor Notes) is registered at the close of business on the Regular Record Date for such interest which shall be the March 15 or September 15 (whether or not a Business Day), as the case may be, next preceding such Interest Payment Date. Any such interest not so punctually paid or duly provided for shall forthwith cease to be payable to the Holder on such Regular Record Date, and may either be paid to the Person in whose name this Note (or one or more Predecessor Notes) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice thereof shall be given to Holders of Notes of this series not more than 15 days and not less than 10 days prior to such Special Record Date, or may be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Notes may be listed, and upon such notice as may be required by such exchange, all as more fully provided in the Senior Indenture. Payment of the principal of and interest on this Note will be made at the office or agency of the Trust maintained for that purpose in the City of New York, State of New York, or elsewhere as provided in the Senior Indenture, in such coin or currency of the United
States of America as at the time of payment is legal tender for payment of public and private debts; provided, however, that at the option of the Trust payment of interest may be made by (i) check mailed to the address of the Person entitled thereto as such address shall appear in the Security
Register kept for the Notes pursuant to Section 305 of the Senior Indenture
(the "Note Register") or (ii) transfer to an account of the Person entitled thereto located inside the United States.

     This Note is one of a duly authorized issue of securities of the Trust
(herein called the "Notes"), issued and to be issued in one or more series under a Senior Securities Indenture, dated as of March 29, 1995, as supplemented from time to time in accordance with its terms (herein called the "Senior Indenture"), between the Trust and The First National Bank of
Boston (herein called the "Trustee," which term includes any successor trustee under the Senior Indenture with respect to the Notes), to which Senior Indenture reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Trust, the Trustee and the Holders of the Notes and of the terms upon which the Notes are, and are to be, authenticated and delivered. This Note is one of the series designated as the "7 3/4% Senior Notes due April 6, 2005," limited in aggregate principal amount to $100,000,000.

     This Note is neither redeemable at the option of the Trust nor at the option of the Holder.

     The Senior Indenture contains provisions for defeasance at any time of
(a) the entire indebtedness of the Trust on this Note and (b) certain restrictive covenants and the related defaults and Events of Default applicable to the Trust, in each case, upon compliance by the Trust with certain conditions set forth in the Senior Indenture, which provisions apply to this Note.

     If an Event of Default with respect to the Notes shall occur and be continuing, the principal of the Notes may be declared due and payable in the manner and with the effect provided in the Senior Indenture.

     As provided in and subject to the provisions of the Senior Indenture, the Holder of this Note shall not have the right to institute any proceeding with respect to the Senior Indenture or for the appointment of a receiver or trustee or for any other remedy thereunder, unless such Holder shall have previously given the Trustee written notice of a continuing
Event of Default with respect to the Notes, the Holders of not less than 25% in principal amount of the Notes at the time Outstanding shall have made written request to the Trustee to institute proceedings in respect of such Event of Default as Trustee and offered the Trustee reasonable indemnity and the Trustee shall not have received from the Holders of a majority in principal amount of the Notes at the time Outstanding a direction inconsistent with such request, and shall have failed to institute any such proceeding, for 60 days after receipt of such notice, request and offer of indemnity. The foregoing shall not apply to any suit instituted by the Holder of this Note for the enforcement of any payment of principal hereof or any interest on or after the respective due dates expressed herein.

     The Senior Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Trust and the rights of the Holders of the Notes under the Senior Indenture at any time by the Trust and the Trustee with the consent of the Holders of not less than a majority in principal amount of the Outstanding Notes. The Senior Indenture also contains provisions permitting the Holders of specified percentages in principal amount of the Notes at the time Outstanding, on behalf of the Holders of all Notes, to waive compliance by the Trust with certain provisions of the Senior
Indenture and certain past defaults under the Senior Indenture and their consequences. Any such consent or waiver by the Holder of this Note shall be conclusive and binding upon such Holder and upon all future Holders of this Note and of any Note issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Note.

     No reference herein to the Senior Indenture and no provision of this Note or of the Senior Indenture shall alter or impair the obligation of the Trust, which is absolute and unconditional, to pay the principal of and interest on this Note at the times, places and rate, and in the coin or currency, herein prescribed.

     As provided in the Senior Indenture and subject to certain limitations therein set forth, the transfer of this Note is registrable in the Note
Register, upon surrender of this Note for registration of transfer at the office or agency of the Trust in any Place of Payment where the principal of and interest on this Note are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Trust and the Security Register for the Notes (the "Note Registrar") duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Notes of this series, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

     The Notes of this series are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof. As provided in the Senior Indenture and subject to certain limitations therein set forth, Notes of this series are exchangeable for a like aggregate principal amount of Notes of this series of a different authorized denomination, as requested by the Holder surrendering the same.

     No service charge shall be made for any such registration of transfer or exchange, but the Trust may require payment of a sum sufficient to cover any tax or other government charge payable in connection therewith.

     Prior to due presentment of this Note for registration of transfer, the Trust, the Trustee and any agent of the Trust or the Trustee may treat the Person in whose name this Note is registered as the owner hereof for all purposes, whether or not this Note be overdue, and neither the Trust, the Trustee nor any such agent shall be affected by notice to the contrary.

     No recourse under or upon any obligation, covenant or agreement contained in the Senior Indenture or in this Note, or because of any indebtedness evidenced thereby, shall be had against any promoter, as such or, against any past, present or future shareholder, officer or director, as such, of the Trust or of any successor, either directly or through the Trust or any successor, under any rule of law, statute or constitutional provision or by the enforcement of any assessment or by any legal or equitable proceeding or otherwise, all such liability being expressly waived and released by the acceptance of this Note by the Holder thereof and as part of the consideration for the issue of the Notes.

     All terms used in this Note which are defined in the Senior Indenture shall have the meanings assigned to them in the Senior Indenture.

     THE SENIOR INDENTURE AND THE NOTES, INCLUDING THIS NOTE, SHALL BE
GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF NEW
YORK.

     Pursuant to a recommendation promulgated by the Committee on Uniform
Security Identification Procedures, the Trust has caused "CUSIP" numbers to be printed on the Notes as a convenience to the Holders of the Notes. No representation is made as to the correctness or accuracy of such CUSIP numbers as printed on the Notes, and reliance may be placed only on the other identification numbers printed hereon.

     Unless the certificate of authentication hereon has been executed by or on behalf of the Trustee by manual signature, this Note shall not be entitled to any benefit under the Senior Indenture or be valid or obligatory for any purpose.

     IN WITNESS WHEREOF, the Trust has caused this instrument to be duly executed under its trust seal this 6th day of April, 1995.


                         NEW PLAN REALTY TRUST



                         By:/s/ Arnold Laubich
                            ________________________
                            Name: Arnold Laubich
                            Title: President
Attest:


By: /s/ Joel F. Crystal
   _______________________
   Name: Joel F. Crystal
   Title: Assistant Secretary



[SEAL]



TRUSTEE'S CERTIFICATE OF AUTHENTICATION:

     This is one of the Notes of the series designated "7 3/4% Senior Notes due April 6, 2005" referred to in the within-mentioned Senior Indenture.

THE FIRST NATIONAL BANK OF BOSTON,
  as Trustee


By: /s/ Kecia R. Banks
    _____________________
    Authorized Signatory

___________________________________________________________________________

                              ASSIGNMENT FORM

                FOR VALUE RECEIVED, the undersigned hereby
                     sells, assigns and transfers unto



PLEASE INSERT SOCIAL
SECURITY OR OTHER IDENTIFYING
NUMBER OF ASSIGNEE
________________________________   ________________________________________




___________________________________________________________________________
                (Please Print or Typewrite Name and Address
                      including Zip Code of Assignee)




___________________________________________________________________________
the within Note of New Plan Realty Trust and irrevocably constitutes and appoints




___________________________________________________________________________
Attorney to transfer said Note on the books of the within-named Trust with full power of substitution in the premises.


Dated:______________________________    ___________________________________
                                        ___________________________________


NOTICE:  The signature to this assignment must correspond with the name as it appears on the first page of the within Note in every particular, without alteration or enlargement or any change whatever.
___________________________________________________________________________

                               EXHIBIT 10.8
                               ____________

Unless this certificate is presented by an authorized representative of The
Depository Trust Company, a New York corporation ("DTC"), to the Trust (as defined below) or its agent for registration of transfer, exchange, or payment, and any certificate issued is registered in the name of Cede & Co.
or in such other name as is requested by an authorized representative of DTC (and any payment is made to Cede & Co. or to such other entity as is requested by an authorized representative of DTC), ANY TRANSFER, PLEDGE, OR
OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL inasmuch as the registered owner hereof, Cede & Co., has an interest herein.


REGISTERED                                                 PRINCIPAL AMOUNT
No.:  1                                                         $81,000,000


CUSIP No.: 648059AC7



                           NEW PLAN REALTY TRUST
                    6.80% SENIOR NOTE DUE MAY 15, 2002


     NEW PLAN REALTY TRUST, a Massachusetts business trust (hereinafter called the "Trust," which term shall include any successor corporation under the Senior Indenture hereinafter referred to), for value received, hereby promises to pay to CEDE & CO., or registered assigns, upon presentation, the principal sum of EIGHTY-ONE MILLION DOLLARS on May 15, 2002, and to pay interest on the outstanding principal amount thereon from June 7, 1995, or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually in arrears on May 15 and November 15 in each year, commencing November 15, 1995, at the rate of 6.80% per annum, until the entire principal amount hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for on any Interest Payment Date, as provided in the Senior Indenture, will be paid to the Person in whose name this Note (or one or more Predecessor Notes) is registered at the close of business on the Regular Record Date for such interest which shall be the May 1 or November 1 (whether or not a Business Day), as the case may be, next preceding such Interest Payment Date. Any such interest not so punctually paid or duly provided for shall forthwith cease to be payable to the Holder on such Regular Record Date, and may either be paid to the Person in whose name this Note (or one or more Predecessor Notes) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice thereof shall be given to Holders of Notes of this series not more than 15 days and not less than 10 days prior to such Special Record Date, or may be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Notes may be listed, and upon such notice as may be required by such exchange, all as more fully provided in the Senior Indenture. Payment of the principal of and interest on this Note will be made at the office or agency of the Trust maintained for that purpose in the City of New York, State of New York, or elsewhere as provided in the Senior Indenture, in such coin or currency of the United
States of America as at the time of payment is legal tender for payment of public and private debts; provided, however, that at the option of the Trust payment of interest may be made by (i) check mailed to the address of the Person entitled thereto as such address shall appear in the Security
Register kept for the Notes pursuant to Section 305 of the Senior Indenture
(the "Note Register") or (ii) transfer to an account of the Person entitled thereto located inside the United States.

     This Note is one of a duly authorized issue of securities of the Trust
(herein called the "Notes"), issued and to be issued in one or more series under a Senior Securities Indenture, dated as of March 29, 1995, as supplemented from time to time in accordance with its terms (herein called the "Senior Indenture"), between the Trust and The First National Bank of
Boston (herein called the "Trustee," which term includes any successor trustee under the Senior Indenture with respect to the Notes), to which Senior Indenture reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Trust, the Trustee and the Holders of the Notes and of the terms upon which the Notes are, and are to be, authenticated and delivered. This Note is one of the series designated as the "6.80% Senior Notes due May 15, 2002," limited in aggregate principal amount to $81,000,000.

     This Note is neither redeemable at the option of the Trust nor at the option of the Holder.

     The Senior Indenture contains provisions for defeasance at any time of
(a) the entire indebtedness of the Trust on this Note and (b) certain restrictive covenants and the related defaults and Events of Default applicable to the Trust, in each case, upon compliance by the Trust with certain conditions set forth in the Senior Indenture, which provisions apply to this Note.

     If an Event of Default with respect to the Notes shall occur and be continuing, the principal of the Notes may be declared due and payable in the manner and with the effect provided in the Senior Indenture.

     As provided in and subject to the provisions of the Senior Indenture, the Holder of this Note shall not have the right to institute any proceeding with respect to the Senior Indenture or for the appointment of a receiver or trustee or for any other remedy thereunder, unless such Holder shall have previously given the Trustee written notice of a continuing
Event of Default with respect to the Notes, the Holders of not less than 25% in principal amount of the Notes at the time Outstanding shall have made written request to the Trustee to institute proceedings in respect of such Event of Default as Trustee and offered the Trustee reasonable indemnity and the Trustee shall not have received from the Holders of a majority in principal amount of the Notes at the time Outstanding a direction inconsistent with such request, and shall have failed to institute any such proceeding, for 60 days after receipt of such notice, request and offer of indemnity. The foregoing shall not apply to any suit instituted by the Holder of this Note for the enforcement of any payment of principal hereof or any interest on or after the respective due dates expressed herein.

     The Senior Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Trust and the rights of the Holders of the Notes under the Senior Indenture at any time by the Trust and the Trustee with the consent of the Holders of not less than a majority in principal amount of the Outstanding Notes. The Senior Indenture also contains provisions permitting the Holders of specified percentages in principal amount of the Notes at the time Outstanding, on behalf of the Holders of all Notes, to waive compliance by the Trust with certain provisions of the Senior
Indenture and certain past defaults under the Senior Indenture and their consequences. Any such consent or waiver by the Holder of this Note shall be conclusive and binding upon such Holder and upon all future Holders of this Note and of any Note issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Note.

     No reference herein to the Senior Indenture and no provision of this Note or of the Senior Indenture shall alter or impair the obligation of the Trust, which is absolute and unconditional, to pay the principal of and interest on this Note at the times, places and rate, and in the coin or currency, herein prescribed.

     As provided in the Senior Indenture and subject to certain limitations therein set forth, the transfer of this Note is registrable in the Note
Register, upon surrender of this Note for registration of transfer at the office or agency of the Trust in any Place of Payment where the principal of and interest on this Note are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Trust and the Security Register for the Notes (the "Note Registrar") duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Notes of this series, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

     The Notes of this series are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof. As provided in the Senior Indenture and subject to certain limitations therein set forth, Notes of this series are exchangeable for a like aggregate principal amount of Notes of this series of a different authorized denomination, as requested by the Holder surrendering the same.

     No service charge shall be made for any such registration of transfer or exchange, but the Trust may require payment of a sum sufficient to cover any tax or other government charge payable in connection therewith.

     Prior to due presentment of this Note for registration of transfer, the Trust, the Trustee and any agent of the Trust or the Trustee may treat the Person in whose name this Note is registered as the owner hereof for all purposes, whether or not this Note be overdue, and neither the Trust, the Trustee nor any such agent shall be affected by notice to the contrary.

     No recourse under or upon any obligation, covenant or agreement contained in the Senior Indenture or in this Note, or because of any indebtedness evidenced thereby, shall be had against any promoter, as such or, against any past, present or future shareholder, officer or trustee, as such, of the Trust or of any successor, either directly or through the Trust or any successor, under any rule of law, statute or constitutional provision or by the enforcement of any assessment or by any legal or equitable proceeding or otherwise, all such liability being expressly waived and released by the acceptance of this Note by the Holder thereof and as part of the consideration for the issue of the Notes.

     This Note and all documents, agreements, understandings and arrangements relating to this Note have been executed by the undersigned in his capacity as an officer or trustee of the Trust which has been formed as a Massachusetts business trust pursuant to a Declaration of Trust of New
Plan Realty Trust dated as of July 31, 1972, as amended, and not individually, and neither the trustees, officers or shareholders of the Trust shall be bound or have any personal liability hereunder or thereunder. Each Holder shall look solely to the assets of the Trust for satisfaction of any liability of the Trust in respect of this Note and all documents, agreements, understandings and arrangements relating to this Note and will not seek recourse or commence any action against any of the trustees, officers or shareholders of the Trust or any of their personal assets for the performance or payment of any obligation hereunder or thereunder.

     All terms used in this Note which are defined in the Senior Indenture shall have the meanings assigned to them in the Senior Indenture.

     THE SENIOR INDENTURE AND THE NOTES, INCLUDING THIS NOTE, SHALL BE
GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF NEW
YORK.

     Pursuant to a recommendation promulgated by the Committee on Uniform
Security Identification Procedures, the Trust has caused "CUSIP" numbers to be printed on the Notes as a convenience to the Holders of the Notes. No representation is made as to the correctness or accuracy of such CUSIP numbers as printed on the Notes, and reliance may be placed only on the other identification numbers printed hereon.

     Unless the certificate of authentication hereon has been executed by or on behalf of the Trustee by manual signature, this Note shall not be entitled to any benefit under the Senior Indenture or be valid or obligatory for any purpose.

     IN WITNESS WHEREOF, the Trust has caused this instrument to be duly executed under its trust seal this 7th day of June, 1995.


                         NEW PLAN REALTY TRUST



                         By:/s/ Arnold Laubich
                            ________________________
                            Name: Arnold Laubich
                            Title: Presdient
Attest:


By:/s/ Steven Siegel
   ______________________
   Name: Steven Siegel
   Title: Secretary



[SEAL]



TRUSTEE'S CERTIFICATE OF AUTHENTICATION:

     This is one of the Notes of the series designated "6.80% Senior Notes due May 15, 2002" referred to in the within-mentioned Senior Indenture.

THE FIRST NATIONAL BANK OF BOSTON,
  as Trustee


By:/s/ Kecia R. Banks
   ________________________
   Authorized Signatory

___________________________________________________________________________

                              ASSIGNMENT FORM

                FOR VALUE RECEIVED, the undersigned hereby
                     sells, assigns and transfers unto



PLEASE INSERT SOCIAL
SECURITY OR OTHER IDENTIFYING
NUMBER OF ASSIGNEE
___________________________________     ___________________________________





___________________________________________________________________________
                (Please Print or Typewrite Name and Address
                      including Zip Code of Assignee)




___________________________________________________________________________
the within Note of New Plan Realty Trust and irrevocably constitutes and appoints




___________________________________________________________________________
Attorney to transfer said Note on the books of the within-named Trust with full power of substitution in the premises.

Dated:__________________________   ________________________________________
                                   ________________________________________


NOTICE: The signature to this assignment must correspond with the name as it appears on the first page of the within Note in every particular, without alteration or enlargement or any change whatever.

                                EXHIBIT 11
                                __________


              Statement of Computation of Earnings Per Share
                 for the Twelve Months Ended July 31, 1995



                                                     Fully
                                    Primary EPS   Diluted EPS
                                    ___________   ___________

1.  Proceeds Upon Exercise of
     Options                        $41,250,925  $41,250,925
2.  Market Price of Shares:
       Closing                                       $21.750
       Average                          $21.042
3.  Treasury Shares that Could be
     Repurchased                      1,960,409    1,896,594
4.  Option Shares Outstanding         2,078,850    2,078,850
5.  Common Stock Equivalents            118,441      182,256
6.  Average Number of Shares
     Outstanding                     52,894,355   52,894,355
7.  Total of Common and Common
     Equivalent Shares               53,012,796   53,076,611
8.  Net Income for the Period        62,715,873   62,715,873
9.  Earnings Per Share                    $1.18        $1.18
10. Reported Earnings Per Share           $1.18          N/A

                                EXHIBIT 21
                                __________

                      SUBSIDIARIES OF THE REGISTRANT
                      ______________________________


    New Plan Realty Trust, the Registrant, has five significant subsidiaries:

    New Plan Securities Corp., a New York corporation.

    New Plan Realty of Alabama, Inc., an Alabama corporation.

    Avion Service Corp., a Pennsylvania corporation.

    New Plan Realty of Kingsport, Inc., a Tennessee corporation.

    New Plan Factory Malls, Inc., a Delaware Corporation

                                EXHIBIT 23
                                __________
                    CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of New Plan Realty Trust on Forms S-3 (File Nos. 33-58596, 33-60045 and 33-60315) and on Forms S-8 (33-57946 and 33-59077) of our report dated September 15, 1995, except for Note P, as to which the date is September 22, 1995, on our audits of the consolidated financial statements and financial statement schedules of New Plan Realty Trust and Subsidiaries, as of July 31, 1995 and 1994 and for the years ended July 31, 1995, 1994 and 1993, which report is included in this Annual Report on Form
10-K.



COOPERS & LYBRAND L.L.P.



New York, New York
October 5, 1995

