Form 10-Q
period 1995-10-31
NEW PLAN REALTY TRUST
filed 1995-12-07
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1995
          OR


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

Yes X    No __

The number of shares outstanding at November 27, 1995 was 57,441,422.


                          Total number of pages 12

                   NEW PLAN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED OCTOBER 31,
                                 (UNAUDITED)
                 (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


                                         1995                1994
                                        _______             _______
REVENUES
________
 Rental income and
  related revenues                      $36,463             $29,138
 Interest and dividend
  income                                  1,332                 823
                                        _______             _______
                                         37,795              29,961
                                        _______             _______
OPERATING EXPENSES
__________________
 Operating costs                          8,421               6,925
 Leasehold rents                            168                 139
 Real estate and other
  taxes                                   3,293               2,691
 Interest expense                         4,046                 741
 Depreciation and amortization            4,523               3,473
 Provision for doubtful accounts,
  net of recoveries (Note C)                324                 238
                                        _______             _______
 TOTAL OPERATING EXPENSES                20,775              14,207
                                        _______             _______
 Administrative expenses                    747                 495
                                        _______             _______
 INCOME BEFORE GAIN ON SALE
 OF SECURITIES                           16,273              15,259

                                        _______             _______
 Gain on sale of securities, net              1                  --
                                        _______             _______
     NET INCOME                         $16,274             $15,259
                                        =======             =======

     NET INCOME PER SHARE               $   .31             $  0.29

     DIVIDENDS PER SHARE                $  .345             $ 0.335

     WEIGHTED AVERAGE SHARES
     OUTSTANDING                         53,320              52,646

See accompanying notes to consolidated financial statements.

                   NEW PLAN REALTY TRUST AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)


                                            OCTOBER 31,         JULY 31,
                                               1995               1995
                                            (UNAUDITED)
                                             _________          ________
ASSETS
______

Real estate, at cost
  Land                                         $139,511         $135,101
  Buildings and improvements                    655,520          629,979
                                               ________         ________
                                                795,031          765,080
  Less accumulated depreciation
    and amortization                             68,464            64,00
                                               ________         ________
                                                726,567          701,073

Cash and cash equivalents                        26,299           51,889
Marketable securities                             5,452            6,051
Mortgages and notes receivable                   22,624           22,874
Receivables
  Trade and notes, net of allowance
    for doubtful accounts                         8,334            6,864
  Other                                           1,182            1,122
Prepaid expenses and deferred charges             6,331            5,056
Other assets                                      2,760            1,707
                                               ________         ________
TOTAL ASSETS                                   $799,549          796,636
                                               ========         ========


LIABILITIES
___________

Mortgages payable                               $27,156          $27,295
Senior Notes, net of unamortized discount       179,389          179,357
Other liabilities                                17,852           16,745
Tenants' security deposits                        2,708            2,710
                                               ________         ________
  TOTAL LIABILITIES                             227,105          226,107
                                               ________         ________

COMMITMENTS AND CONTINGENCIES                     -                -
_____________________________

SHAREHOLDERS' EQUITY
____________________
  Preferred shares, par value $1.00,
    authorized 1,000,000 shares; none issued                       -
  Shares of beneficial interest without par
    value, unlimited authorization; issued
    and outstanding (October 31, 1995 -
    53,441,422; July 31, 1995 - 52,262,565)     626,328          622,562

  Less loans receivable for the purchase of
    shares of beneficial interest                 3,260            3,370
  Add unrealized gain on securities reported
    at fair value                                   324              182
                                               ________         ________
                                                623,392
619,374
  Less distributions in excess of net income     50,948           48,845
                                               ________         ________
    TOTAL SHAREHOLDERS' EQUITY                  572,444          570,529
                                               ________         ________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $799,549         $796,636
                                               ========         ========

See accompanying notes to consolidated financial statements.

                   NEW PLAN REALTY TRUST AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTH ENDED OCTOBER 31,
                          (UNAUDITED)(IN THOUSANDS)


                                                       1995          1994
                                                     ________      ________
OPERATING ACTIVITIES
____________________
 Net Income                                           $16,274       $15,259
 Adjustment to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                       4,523         3,473
                                                      _______       _______
                                                       20,797        18,732

    Gain on sale of securities, net                       (1)          --
    Changes in operating assets
     and liabilities, net
       Increase in trade and notes receivable         (1,735)         (208)
       Increase in other receivables                     (60)         (204)
       Increase in allowance for doubtful accounts        265           230
       Increase in other liabilities                    1,107         1,243
       Increase in net sundry assets and liabilities   (2,362)        (160)
                                                      _______       _______
       NET CASH PROVIDED BY OPERATING ACTIVITIES       18,011        19,633
                                                      _______       _______
INVESTING ACTIVITIES
____________________
 Sales of marketable securities                           740           302
 Purchase and improvement of properties               (29,951)      (38,408)
 Repayment of mortgage notes receivable                   250             9
                                                      _______       _______
        NET CASH USED IN INVESTING ACTIVITIES         (28,961)      (38,097)
                                                      _______       _______
FINANCING ACTIVITIES
____________________
 Distributions to shareholders                        (18,377)      (17,620)
 Issuance of shares of beneficial interest
  pursuant to dividend reinvestment plan                3,602         3,395
 Issuance of shares of beneficial interest upon
  exercise of stock options                               164            19
 Repayment of short-term debt                             --         (7,500)
 Proceeds from short-term debt                            --         39,000
 Principal payments on mortgages                         (139)          (81)
 Repayment of loans receivable for the purchase
  of shares of beneficial interest                        110             2
                                                      _______       _______
    NET CASH (USED IN)/PROVIDED BY
     FINANCING ACTIVITIES                             (14,640)       17,215
                                                      _______       _______
           DECREASE IN CASH AND CASH EQUIVALENTS      (25,590)       (1,249)

 Cash and cash equivalents at beginning of year        51,889         3,116
                                                      _______       _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $26,299       $ 1,867
                                                      =======       =======


See accompanying notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 __________________________________________

Note A:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Trust, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three month periods ended October 31, 1995 and 1994 are not necessarily indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on
Form   10-K.


Note B:  Supplemental Cash Flow Information

State and local income taxes paid for the three months ended October 31, 1995 and 1994 were $1,000 and $41,000, respectively.

Interest paid for the three months ended October 31, 1995 and 1994 was $4,747,000 and $1,005,000, respectively.

Interest costs capitalized for the three months ended October 31, 1995 were $35,000.


Note C:  Provision for Doubtful Accounts

The provision for doubtful accounts is net of recoveries. For the three months ended October 31, 1995 and 1994, recoveries were $260,000 and $120,000, respectively.


Note D:  Purchase of Properties

The Trust has entered into a contract to purchase eight shopping centers containing approximately 1.6 million gross rentable square feet for an aggregate price of approximately $117 million. The properties are located in Michigan (6), New York (1) and Ohio (1). The Trust is in the process of completing its due diligence review.

Note E:  Impact of New Accounting Statement

In October 1995, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which will be effective for financial statements issued for fiscal years beginning after December 15, 1995. The Trust is currently evaluating the impact of this statement.

Note F:  Subsequent Events

On November 14, 1995 the Trust issued 4,000,000 shares of beneficial interest through a public offering. Proceeds received by the Trust, net of issuing costs and commissions, were $80,020,000.

On November 10, 1995 the Trust's unsecured revolving credit facility, which provides for up to $100 million in borrowings, was extended to November 8, 1996.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


I.   Liquidity and Capital Resources

     On October 31, 1995 the Trust had $31,751,000 in available cash, cash equivalents and marketable securities.

     During the three month period ended October 31, 1995, the Trust paid approximately $26,500,000 to acquire two shopping centers (396,000 gross leasable square feet) and one apartment property (208 units).

     Debt at October 31, 1995 consisted of $27,156,000 of mortgages payable and senior notes payable of $179,389,000.

     The dividend reinvestment program provided $3,602,000 during the three month period ended October 31, 1995. In addition, the Trust made dividend distributions of $18,377,000 to shareholders and paid $3,451,000 for improvements to existing properties.

     Funds from operations, defined as net income plus depreciation and amortization of real estate less gains from asset sales, increased $2,064,000 to $20,796,000 ($.39/share) from $18,732,000 ($.36/share) in the prior year's comparable three month period.

     The Trust has entered into a contract to purchase eight shopping centers containing approximately 1.6 million gross rentable square feet for an aggregate price of approximately $117 million. The properties are located in Michigan (6), New York (1) and Ohio (1). The Trust is in the process of completing its due diligence review.


II.  Results of operations for the three months ended October 31, 1995 and
     1994

     A.   Revenues

          Rental income and related revenues increased $7.3 million to $36.5 million. The increase came primarily from the acquisition of properties. All property categories contributed to the revenue increase.


          Interest and dividend income increased $509,000 to $1,332,000. This was due primarily to higher investment balances from funds received from the sale of Senior Notes that had not yet been invested in real estate.


     B.   Operating Expenses

          Operating costs and leasehold rents increased $1.5 million to $8.4 million. This was due to the aforementioned acquisition of properties.

          Real estate and other taxes increased $602,000 to $3.3 million. The major reason for the increase was the aforementioned acquisition of properties.

          Interest expense increased approximately $3.3 million to $4 million. The increase was due to the issuance of Senior Notes payable which were used to fund the Trust's property acquisition program.

          Depreciation and amortization of properties increased $1.1 million to $4.5 million. The increase came from the acquisition and expansion of properties.

          Provision for doubtful accounts, net recoveries, increased $86,000 to $324,000. Provisions for uncollectables increased $215,000 and recoveries increased $140,000.


     C.   Administrative Expenses

          Administrative expenses for the current period are 2% of revenues. The $252,000 increase is due primarily to increased personnel related costs.

III. Impact of New Accounting Statement

In October 1995, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which will be effective for financial statements issued for fiscal years beginning after December 15, 1995. The Trust is currently evaluating the impact of this statement.

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits: Exhibit 11 - Statement Regarding Computation of Per Share
                   Earnings

                   Exhibit 27 - Financial Data Schedule. This Exhibit is filed for Edgar filing purposes only.

     (b) During the period covered by this report the Trust filed the following:

         1. Form 8-K/A Amendment No. 1 dated August 9, 1995 to Form 8-K filed July 25, 1995. This report contained item 7.

         2. Form 8-K dated October 20, 1995 and 8-K/A Amendment No. 1 dated November 7, 1995 and are reports contained items 5 and 7.





                                  SIGNATURE
                                  _________


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  December 7, 1995

                           NEW PLAN REALTY TRUST



                              By: /s/ Michael I. Brown
                                  ______________________________
                                  MICHAEL I. BROWN
                                  Chief Financial Officer,
                                  Controller

                                EXHIBIT INDEX


Number                   Description                        Page

11                  Statement Regarding Computation
                    of Per Share Earnings

27                  Financial Data Schedule

                                                                   EXHIBIT 11


                       STATEMENT REGARDING COMPUTATION
                            OF PER SHARE EARNINGS
                       _______________________________




                                                   For The Three Months
                                                   ____________________
                                                      Ended10/31/1995
                                                      _______________

                                               Primary EPS   Fully Diluted
                                               ___________   _____________
1    PROCEEDS UPON EXERCISE OF OPTIONS         $41,218,425     $41,218,425
2    MARKET PRICE OF SHARES
        CLOSING                                                    $22,000
        AVERAGE                                    $22,083
5    TREASURY SHARES THAT COULD BE PURCHASED     1,866,523       1,875,565
6    OPTION SHARES OUTSTANDING                   2,076,050       2,076,050
7    COMMON STOCK EQUIVALENTS (EXCESS SHARES
     UNDER OPTION OVER TREASURY SHARES THAT
     COULD BE REPURCHASED)                         209,527         202,485
8    AVERAGE NUMBER OF SHARES OUTSTANDING       53,320,429      53,320,429
9    TOTAL OF COMMON AND COMMON
     EQUIVALENT SHARES                          53,529,956      53,522,914
10   NET INCOME FOR THE PERIOD                  16,273,915      16,273,915
11   EARNINGS PER SHARE                                .30             .30
12   REPORTED EARNINGS PER SHARE                       Not Applicable