Form 10-Q
period 1996-01-31
NEW PLAN REALTY TRUST
filed 1996-03-08
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996
          OR


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

Yes X    No __

The number of shares outstanding at February 26, 1996 was 57,698,857.

                    NEW PLAN REALTY TRUST AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


                                    THREE MONTHS           SIX MONTHS
                                        ENDED                 ENDED
                                     JANUARY 31,           JANUARY 31,
                                 ___________________    _________________
                                  1996         1995       1996      1995
                                  ____         ____       ____      ____

REVENUES
________

 Rental income and
  related revenues               $39,935     $31,227    $76,398   $60,365
 Interest and dividend
  income                           1,588         835      2,920     1,658
                                ________    ________   ________  ________
                                  41,523      32,062     79,318    62,023
                                ________    ________   ________  ________
OPERATING EXPENSES
__________________
 Operating costs                   9,868       7,632     18,289    14,557
 Leasehold rents                     159         138        327       277
 Real estate and
   other taxes                     3,976       3,060      7,269     5,751
 Interest expense                  4,410         921      8,456     1,662
 Depreciation and amortization     4,779       3,656      9,302     7,129
 Provision for doubtful accounts,
  net of recoveries (Note C)         410         131        734       369

 TOTAL OPERATING EXPENSES         23,602      15,538     44,377    29,745
                                ________    ________   ________  ________
 Administrative expenses             691         677      1,438     1,172
                                ________    ________   ________  ________
 INCOME BEFORE GAIN ON SALE
 OF PROPERTY AND SECURITIES       17,230      15,847     33,503    31,106
 Gain on sale of property
 Gain on sale of securities, net     782                    782

                                ________    ________   ________  ________
     NET INCOME                  $18,012     $15,847    $34,286   $31,106
                                ========    ========   ========  ========

     NET INCOME PER SHARE           $.31        $.30   $.62$.59

     DIVIDENDS PER SHARE          $.3475      $.3375$.6925$.6725

     WEIGHTED AVERAGE SHARES
     OUTSTANDING                  56,942      52,792     55,131    52,719

See accompanying notes to consolidated financial statements.

                    NEW PLAN REALTY TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



                                                JANUARY 31,
                                                   1996           JULY 31,
                                                (UNAUDITED)         1995
                                                _________         ________
ASSETS
______
Real estate, at cost
 Land                                             $160,347        $135,101
 Buildings and improvements                        741,326         629,979
                                                  ________         _______
                                                   901,673         765,080
 Less accumulated depreciation
   and amortization                                 72,826          64,007
                                                  ________         _______
                                                   828,847         701,073

Cash and cash equivalents                           26,015          51,889
Marketable securities                                4,143           6,051
Mortgages and notes receivable                      22,374          22,874
Receivables
 Trade and notes, net of allowance
   for doubtful accounts                            10,546           6,864
 Other                                               1,474           1,122
Prepaid expenses and deferred charges                6,363           5,056
Other assets                                         2,717           1,707
                                                  ________        ________
TOTAL ASSETS                                      $902,479        $796,636
                                                  ========        ========

LIABILITIES
___________

Mortgages payable                                  $44,939         $27,295
Senior Notes, net of unamortized discount          179,422         179,357
Other liabilities                                   19,404          16,745
Tenants' security deposits                           2,816           2,710
                                                  ________        ________
  TOTAL LIABILITIES                                246,581         226,107
                                                  ________        ________

COMMITMENTS AND CONTINGENCIES                        -               -
_____________________________

SHAREHOLDERS' EQUITY
____________________
 Preferred shares, par value $1.00,
   authorized 1,000,000 shares; none issued                          -
 Shares of beneficial interest without par
   value, unlimited authorization; issued
   and outstanding (January 31, 1996 -
    57,698,857; July 31, 1995 - 52,262,565)        711,635         622,562

 Less loans receivable for the purchase of
   shares of beneficial interest                     3,256           3,370
 Add unrealized gain on securities reported
   at fair value                                       437             182
                                                  ________        ________
                                                   708,816         619,374
 Less distributions in excess of net income         52,918          48,845
                                                  ________        ________
   TOTAL SHAREHOLDERS' EQUITY                      655,898         570,529
                                                  ________        ________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $902,479        $796,636
                                                  ========        ========

See accompanying notes to consolidated financial statements.

                    NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JANUARY 31,
                           (UNAUDITED)(IN THOUSANDS)




                                                     1996            1995
                                                   _______         _______
OPERATING ACTIVITIES
____________________
 Net Income                                        $34,286         $31,106
 Adjustment to reconcile net income to
  net cash provided by operating
   activities:
     Depreciation and amortization                   9,302           7,129
                                                  ________        ________
                                                    43,588          38,235
     Gain on sale of property                         (782)             --
     Gain on sale of securities, net                    (1)             --
     Changes in operating assets and
       liabilities, net Increase in
       trade and notes receivable                   (4,151)           (844)
        (Increase)/decrease in other
         receivables                                  (352)            198
        Increase in allowance for
         doubtful accounts                             469             236
        Increase in other liabilities                2,659             309
        Increase in net sundry assets
         and liabilities                            (2,278)           (217)
                                                  ________        ________
        NET CASH PROVIDED BY OPERATING ACTIVITIES   39,152
                                                  ________        ________
INVESTING ACTIVITIES
____________________
 Sales of marketable securities                      2,162             417
 Net proceeds from the sale of property              3,052              --
 Purchase and improvement of properties           (117,712)        (58,960)
 Repayment of mortgage notes receivable                500              18
                                                  ________        ________
        NET CASH USED IN INVESTING ACTIVITIES     (111,998)        (58,525)
                                                  ________        ________
FINANCING ACTIVITIES
____________________
 Distributions to shareholders                     (38,359)        (35,427)
 Issuance of shares of beneficial
  interest pursuant to a public offering            81,228              --
 Issuance of shares of beneficial interest
  pursuant to dividend reinvestment plan             7,681           6,884
 Issuance of shares of beneficial interest
  upon exercise of stock options                       164              21
 Proceeds from short-term debt                                      63,000
 Repayment of short-term debt                                       (7,500)
 Principal payments on mortgages                      (239)           (150)
 Repayment of mortgages                             (3,617)             --
 Repayment of loans receivable for the purchase
  of shares of beneficial interest                     114             172
                                                   _______         _______
    NET CASH PROVIDED BY FINANCING ACTIVITIES       46,972          27,000
                                                   _______         _______
           (DECREASE)/INCREASE IN CASH AND
            CASH EQUIVALENTS                       (25,874)          6,392

 Cash and cash equivalents at beginning of year     51,889           3,116
                                                   _______         _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $26,015         $ 9,508
                                                   =======         =======

See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  __________________________________________

Note A:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Trust, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three month and six month periods ended January 31, 1996 and 1995 are not necessarily indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K.


Note B:  Supplemental Cash Flow Information

State and local income taxes paid for the six months ended January 31, 1995 were $81,000. There were no state and local taxes paid for the six months ended January 31, 1996.

Interest paid for the six months ended January 31, 1996 and 1995 was $8,085,000 and $2,640,000, respectively.

Interest costs capitalized for the six months ended January 31, 1996 and 1995 were $70,000 and $978,000, respectively.

The Trust entered into the following non-cash investing and financing activities (in thousands) for the six months ended January 31,:

                                              1996           1995
                                             _______        ______

 Mortgage obligations assumed upon           $21,500        $5,443
   the purchase of property


Note C:  Provision for Doubtful Accounts

The provision for doubtful accounts is net of recoveries. For the six months ended January 31, 1996 and 1995, recoveries were $340,000 and $344,000, respectively. For the three months ended January 31, 1996 and 1995, recoveries were $79,000 and $224,000, respectively.

Note D:  Pro Forma Financial Information

The Trust acquired nine shopping centers and one apartment complex during the six months ended January 31, 1996. The pro forma financial information for the six months ended January 31, 1996 and 1995 shown below is based on the historical statements of the Trust after giving effect to the acquisitions as if such acquisitions took place on August 1, 1995 and 1994, respectively. The approximately $131.5 million aggregate acquisition cost included an existing mortgage and $110.0 million in cash.

The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred if the acquisitions had been in effect on the dates indicated. Also, they may not be indicative of the results that may be achieved in the future.

     Six months ended January 31,       1996        1995
     ____________________________________________________

     Pro forma total revenues          $83,532    $66,237
     Pro forma net income              $35,064    $31,884
     Pro forma earnings per share         $.64       $.60
     ____________________________________________________



Note E:  Impact of New Accounting Statement

In October 1995 the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensa-tion," which will be effective for financial statements issued for fiscal years beginning after December 15, 1995. The Trust is currently evaluating the impact of this statement.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


I.   Liquidity and Capital Resources

     On January 31, 1996 the Trust had $30.2 million in available cash, cash equivalents and marketable securities.

     During the six month period ended January 31, 1996, the Trust paid approximately $110.0 million to acquire nine shopping centers (1.8 million gross leasable square feet) and one apartment property (208 units). In November 1995 the Trust sold a shopping center in Chinoe, Kentucky for approximately $3.1 million.

     Debt at January 31, 1996 consisted of $44.9 of mortgages payable and Senior Notes payable of $179.4 million.

     The dividend reinvestment program provided $7.7 million during the six month period ended January 31, 1996. In addition, the Trust made dividend distributions of $38.4 million to shareholders and spent $7.7 million in expansion and improvements to properties.

     Funds from operations, defined as net income plus depreciation and amortization of real estate less gains from asset sales, increased $4.6 million to $42.8 ($.78/share) from $38.2 million ($.73/share) in the prior year's comparable six month period.

     In November 1995 the Trust issued 4,060,000 Shares of Beneficial Interest. Proceeds, net of commissions and offering costs, were $81.2 million.


II.  Results of operations for the six months ended January 31, 1996 and 1995

     A.   Revenues

          Rental income and related revenues increased $16.0 million to $76.4 million. The increase came primarily from properties which were acquired during the six months ended January 31, 1996 or were owned less than the full six months ended January 31, 1995. In addition, there was an increase in revenues in all categories of properties owned in both periods.

          Interest and dividend income increased $1.3 million to $2.9 million. This was a result of higher investment balances in the current period.

     B.   Operating Expenses

          Operating costs and leasehold rents increased $3.8 million to $18.6 million. The increase was due primarily to the acquisition of properties.

          Real estate and other taxes increased $1.5 million to $7.3 million. The increase was due primarily to the acquisition of properties.

          Interest expense increased approximately $6.8 million to $8.5 million. The increase was due primarily to the issuance of Senior Notes payable in the second half of fiscal 1995 which were used to fund the Trust's property acquisition program.

          Depreciation and amortization of properties increased $2.2 million to $9.3 million. The increase was due primarily to the acquisition of properties and the additional amortization resulting from increased spending on tenant alterations.

          Provision for doubtful accounts, net recoveries, increased $365,000 to $734,000. The increase was due to higher provisions for uncollectible amounts.


     C.   Administrative Expenses

          Administrative expenses are 1.8% of total revenues. The increase of $266,000 is primarily due to higher personnel costs.


     D.   Gains on the Sale of Property and Securities

          Gains on the sale of property and securities increased by $783,000. During the current period the Trust sold a shopping center in Chinoe, Kentucky. There were no sales in the preceding year's comparable period.

III. Results of operations for the three months ended January 31, 1996 and 1995

     A.   Revenues

          Rental income and related revenues increased $8.7 million to $39.9 million. The increase came primarily from properties which were acquired during the three months ended January 31, 1996 or were owned less than the full three months ended January 31, 1995. In addition, there was an increase in revenues in all categories of properties owned in both periods.

          Interest and dividend income increased $753,000 to $1.6 million. This was a result of higher investment balances in the current period.


     B.   Operating Expenses

          Operating costs and leasehold rents increased $2.3 million to $10.0 million. The increase was due primarily to the acquisition of properties.

          Real estate and other taxes increased approximately $916,000 to $4.0 million. The increase was due primarily to the acquisition of properties.

          Interest expense increased approximately $3.5 million to $4.4 million. The increase was due primarily to the issuance of Senior Notes payable in the second half of fiscal 1995 which were used to fund the Trust's property acquisition program.

          Depreciation and amortization of properties increased $1.1 million to $4.8 million. The increase was due primarily to the acquisition of properties and the additional amortization resulting from a higher level of spending on tenant alterations.

          Provision for doubtful accounts, net recoveries, increased $279,000 to $410,000. The increase is due to a lower level of bad debt recoveries and higher provisions for uncollectibles in the current period.


     C.   Administrative Expenses

          Administrative costs for the current period are 1.7% of revenues, a decrease from the prior period's 2.1%.

     D.   Gains on the Sale of Property

          Gains on the sale of property increased by $782,000 because of the sale of a shopping center in Chinoe, Kentucky. There were no property sales in the prior comparable period.


                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders was held on December 13, 1995. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14 under the Securities Exchange Act of 1934.

     There were no solicitations in opposition to management's nominees as listed in the proxy statement under Proposal One and all of such nominees were elected. In addition, there were no solicitations in opposition to management's Proposals Two, Three, Four and Five as listed in the proxy statement and all of such Proposals received the necessary votes for approval by the shareholders.

     1.   Proposal One - Election of Trustees


          (a) Votes of 48,645,675.964 shares were cast for the election of Melvin Newman as a Trustee; votes of 577,874.195 were withheld.

          (b) 48,711,892.283 shares were cast for the election of Raymond H. Bottorf as a Trustee; votes of 511,657.876 were withheld.

          (c) Votes of 48,713,898.609 shares were cast for the election of Gregory White as a Trustee; votes of 509,651.550 were withheld.

          There were no abstentions or broker non-votes in connection with Proposal One.

     2. Proposal Two - An Amendment to the Trust's Declaration of Trust Relating to the Duration of the Trust.

          Votes of 48,516,547.932 were cast for Proposal Two; votes of 227,685.073 were against; votes of 479,317.154 abstained. There were no broker non-votes.

     3. Proposal Three - An Amendment to the Trust's Declaration of Trust Relating to Certain Transactions with Affiliates.

          Votes of 36,077,419.691 were cast for Proposal Three; votes of 1,157,584.631 were against; votes of 683,307.837 abstained. There were 11,305,238 broker non-votes.

     4. Proposal Four - An Amendment to the Trust's Declaration of Trust Relating to the Size of the Board of Trustees.

          Votes of 47,017,120.401 were cast for Proposal Three; votes of 1,578,895.167 were against; votes of 627,534.591 abstained. There were no broker non-votes.

     5. Proposal Five - An Amendment to the Trust's Declaration of Trust Relating to Share Ownership Limitations.

          Votes of 48,042,556.562 were cast for Proposal Three; votes of 505,388.264 were against; votes of 675,605.333 abstained. There were no broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits: Exhibit 11 - Statement Regarding Computation of Per Share
                    Earnings

                    Exhibit 27 - Financial Data Schedule. This Exhibit is filed for Edgar filing purposes only.

     (b) During the period covered by this report the Trust filed the following:

          1. Form 8-K/A Amendment No. 1 dated November 9, 1995 to Form 8-K filed October 20, 1995. This report contained items 5 and 7.

          2. Form 8-K/A Amendment No. 2, dated December 22, 1995 to Form 8-K filed October 20, 1995. This report contained items 2 and 7.

                                   SIGNATURE
                                   _________


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  March 8, 1996

                           NEW PLAN REALTY TRUST



                              By: /s/ Michael I. Brown
                                  _________________________
                                  MICHAEL I. BROWN
                                  Chief Financial Officer,
                                  Controller

                                 EXHIBIT INDEX


Number                   Description                           Page
______                   ___________                           ____

11                  Statement Regarding Computation
                    of Per Share Earnings

27                  Financial Data Schedule

                                                                     EXHIBIT 11


STATEMENT REGARDING COMPUTATION
     OF PER SHARE EARNINGS
_______________________________




                                                       For The Six Months
                                                         Ended 1/31/1996
                                                         _______________
                                                  Primary EPS    Fully Diluted
                                                  ___________    _____________

1    PROCEEDS UPON EXERCISE OF OPTIONS            $41,135,425      $41,135,425
2    MARKET PRICE OF SHARES
        CLOSING                                                        $22.000
        AVERAGE                                       $21.692
5    TREASURY SHARES THAT COULD BE PURCHASED        1,896,341        1,869,792
6    OPTION SHARES OUTSTANDING                      2,072,050        2,072,050
7    COMMON STOCK EQUIVALENTS (EXCESS SHARES
     UNDER OPTION OVER TREASURY SHARES THAT
     COULD BE REPURCHASED)                            175,709          202,258
8    AVERAGE NUMBER OF SHARES OUTSTANDING          55,131,368       55,131,368
9    TOTAL OF COMMON AND COMMON EQUIVALENT SHARES  55,307,077       55,333,626
10   NET INCOME FOR THE PERIOD                    $34,286,000      $34,286,000
11   EARNINGS PER SHARE                                 $0.62            $0.62
12   REPORTED EARNINGS PER SHARE                        $0.62   Not applicable