Form 10-Q
period 1996-04-30
NEW PLAN REALTY TRUST
filed 1996-06-11
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996
          OR


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

Yes X    No __

The number of shares outstanding at May 28, 1996 was 57,894,726.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)



                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                       APRIL 30,           APRIL 30,
                                  __________________  __________________
                                    1996      1995      1996      1995
                                    ____      ____      ____      ____
REVENUES
- --------
 Rental income and
  related revenues                $42,264    $31,711   $118,662   $92,075
 Interest and dividend
  income                            1,089      1,046      4,009     2,704
                                  _______    _______    _______   _______
                                   43,353     32,757    122,671    94,779

OPERATING EXPENSES
- ------------------
 Operating costs                   10,281      6,995    $28,570    21,551
 Leasehold rents                      171        138        498       415
 Real estate and
   other taxes                      4,055      3,054     11,324     8,805
 Interest expense                   4,452      2,104     12,908     3,766
 Depreciation and amortization 5,254 3,741 14,556 10,871 Provision for doubtful accounts,
  net of recoveries (Note C)          654        311      1,388       680
                                  _______    _______    _______   _______
 TOTAL OPERATING EXPENSES          24,867     16,343     69,244    46,088

 Administrative expenses              687        552      2,125     1,724
                                  _______    _______    _______   _______
 INCOME BEFORE GAIN/(LOSS)         17,799     15,862     51,302    46,967
 ON SALE OF PROPERTY AND
 SECURITIES
 Gain/(loss) on sale of property     (370)      --          412      --
 Loss on sale of securities, net     (132)      --         (131)     --

     NET INCOME                   $17,297    $15,862    $51,583   $46,967
                                  =======    =======    =======   =======

     NET INCOME PER SHARE           $.30       $.30       $.92      $.89

     DIVIDENDS PER SHARE            $.35       $.34     $1.0425   $1.0125

     WEIGHTED AVERAGE SHARES
     OUTSTANDING                   57,762     52,994     55,995    52,808

See accompanying notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)


                                              APRIL 30
                                                1996        JULY 31,
                                             (UNAUDITED)      1995
                                             -----------    --------
ASSETS
- ------

Real estate, at cost
 Land                                         $162,276     $ 135,101
 Buildings and improvements                    751,138       629,979
                                              ________     _________
                                               913,414       765,080
 Less accumulated depreciation
   and amortization                             78,007        64,007
                                              ________     _________
                                               835,407       701,073

Cash and cash equivalents                       22,784        51,889
Marketable securities                            2,823         6,051
Mortgages and notes receivable                  22,303        22,874
Receivables
 Trade and notes, net of allowance
   for doubtful accounts                        10,430         6,864
 Other                                           1,224         1,122
Prepaid expenses and deferred charges            6,654         5,056
Other assets                                     2,219         1,707
                                              ________     _________
TOTAL ASSETS                                  $903,844     $ 796,636
                                              ========     =========


LIABILITIES
- -----------

Mortgages payable                             $ 44,849     $  27,295
Senior Notes, net of unamortized discount      179,456       179,357
Other liabilities                               19,585        16,745
Tenants' security deposits                       2,813         2,710
                                              ________     _________
  TOTAL LIABILITIES                            246,703       226,107
                                              ________     _________

COMMITMENTS AND CONTINGENCIES                    -             -
- -----------------------------

SHAREHOLDERS' EQUITY
- --------------------
 Preferred shares, par value $1.00,
   authorized 1,000,000 shares; none issued                    -
 Shares of beneficial interest without par
   value, unlimited authorization; issued
   and outstanding (April 30, 1996 -
    57,894,726; July 31, 1995 - 52,262,565)    715,467       622,562

 Less loans receivable for the purchase of
   shares of beneficial interest                 3,172         3,370
 Add unrealized gain on securities reported
   at fair value                                   662           182
                                              ________     _________
                                               712,957       619,374
 Less distributions in excess of net income     55,816        48,845
                                              ________     _________
   TOTAL SHAREHOLDERS' EQUITY                  657,141       570,529
                                              ________     _________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $903,844     $ 796,636
                                              ========     =========

See accompanying notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED APRIL 30,
                         (UNAUDITED)(IN THOUSANDS)



                                                         1996        1995
                                                         ----        ----

OPERATING ACTIVITIES
- --------------------
 Net Income                                            $51,583     $46,967
 Adjustment to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                        14,556      10,871
                                                       _______     _______
                                                        66,139      57,838
   Gain on sale of property                               (412)         --
   Loss on sale of securities, net                         131          --
   Changes in operating assets and liabilities, net
      Increase in trade and notes receivable            (4,540)     (1,561)
      (Increase)/decrease in other receivables            (102)        122
      Increase in allowance for doubtful accounts          974         415
      Increase in other liabilities                      2,840         248
      Increase in net sundry assets and liabilities     (2,112)       (455)
                                                       _______     _______
      NET CASH PROVIDED BY OPERATING ACTIVITIES         62,918      56,607
                                                       _______     _______

INVESTING ACTIVITIES
- --------------------
   Sales of marketable securities                        3,575         421
   Net proceeds from the sale of property                3,052          --
   Purchase and improvement of properties             (129,823)    (66,345)
   Repayment of mortgage notes receivable                  571          27
                                                       _______     _______
        NET CASH USED IN INVESTING ACTIVITIES         (122,625)    (65,897)
                                                       _______     _______
FINANCING ACTIVITIES
- --------------------
   Distributions to shareholders                       (58,554)    (53,429)
   Issuance of shares of beneficial interest
    pursuant to a public offering                       81,228          --
   Issuance of shares of beneficial interest
    pursuant to dividend reinvestment plan              11,513      10,129
   Issuance of shares of beneficial interest upon
     exercise of stock options                             163          21
   Proceeds from short-term debt                                   332,000
   Repayment of short-term debt                                   (339,500)
   Principal payments on mortgages                        (329)       (258)
   Proceeds from sale of 7.75% Senior Notes                         98,637
   Payment of deferred financing costs                                (650)
   Repayment of mortgages                              (3,616)      (2,750)
   Repayment of loans receivable for the purchase
     of shares of beneficial interest                      197         185
                                                       _______     _______
    NET CASH PROVIDED BY FINANCING ACTIVITIES           30,602      44,385
                                                       _______     _______
(INCREASE/DECREASE) IN CASH AND CASH EQUIVALENTS       (29,105)     35,095

 Cash and cash equivalents at beginning of year         51,889       3,116
                                                       _______     _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $22,784     $38,211
                                                       =======     =======

See accompanying notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

Note A:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Trust, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three month and nine month periods ended April 30, 1996 and 1995 are not necessarily indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K.


Note B:  Supplemental Cash Flow Information

State and local income taxes paid for the nine months ended April 30, 1995 were $121,000. There were no state and local income taxes paid for the nine months ended April 30, 1996.

Interest paid for the nine months ended April 30, 1996 and 1995 was $13,044,000 and $4,220,000, respectively.

Interest costs capitalized for the nine months ended April 30, 1996 and 1995 were $112,000 and $978,000, respectively.

The Trust entered into the following non-cash investing and financing activities (in thousands) for the nine months ended April 30,:

                                        1996      1995
                                       ------    ------
 Mortgage obligations assumed upon     $21,500   $5,443
   the purchase of property

 Discount on issuance of
   7.75% Senior Notes                            $1,363

Note C:  Provision for Doubtful Accounts

The provision for doubtful accounts is net of recoveries. For the nine months ended April 30, 1996 and 1995, recoveries were $500,000 and $400,000, respectively. For the three months ended April 30, 1996 and 1995, recoveries were $160,000 and $56,000, respectively.

Note D:  Pro Forma Financial Information

The Trust acquired nine shopping centers and two apartment complexes during the nine months ended April 30, 1996. The pro forma financial information for the nine months ended April 30, 1996 and 1995 shown below is based on the historical statements of the Trust after giving effect to the acquisitions as if such acquisitions took place on August 1, 1995 and 1994, respectively. The approximately $141.3 million aggregate acquisition cost included an existing mortgage and $119.8 million in cash.

The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred if the acquisitions had been in effect on the dates indicated. Also, they may not be indicative of the results that may be achieved in the future.

     Nine months ended April 30,        1996         1995
     ____________________________________________________

     Pro forma total revenues         $128,000   $100,108
     Pro forma net income              $52,742    $48,126
     Pro forma earnings per share         $.94       $.91
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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


I.   Liquidity and Capital Resources

     On April 30, 1996 the Trust had $25.6 million in available cash, cash equivalents and marketable securities.

     During the nine month period ended April 30, 1996, the Trust paid approximately $119.8 million to acquire nine shopping centers (1.8 million gross leasable square feet) and two apartment properties (520 units). In November 1995 the Trust sold a shopping center in Chinoe, Kentucky for approximately $3.1 million.

     Debt at April 30, 1996 consisted of $44.8 million of mortgages payable and Senior Notes payable of $179.5 million.

     The dividend reinvestment program provided $11.5 million during the nine month period ended April 30, 1996. In addition, the Trust made dividend distributions of $58.6 million to shareholders and spent $10.0 million in expansion and improvements to properties.

     Funds from operations, defined as net income plus depreciation and amortization of real estate less gains from asset sales, increased $8.1 million to $65.9 million ($1.18/share) from $57.8 million ($1.10/share) in the prior year's comparable nine month period.

     In November 1995 the Trust issued 4,060,000 Shares of Beneficial Interest. Proceeds, net of commissions and offering costs, were $81.2 million.


II.  Results of operations for the nine months ended April 30, 1996 and
     1995

     A.   Revenues

          Rental income and related revenues increased $26.6 million to $118.7 million. The increase came primarily from properties which were acquired during the nine months ended April 30, 1996 or were owned less than the full nine months ended April 30, 1995. In addition, there was an increase in revenues in all categories of properties owned in both periods.

          Interest and dividend income increased $1.3 million to $4.0 million. This was a result of higher investment balances in the current period.

     B.   Operating Expenses

          Operating costs and leasehold rents increased $7.1 million to $29.1 million. The increase was due primarily to the acquisition of properties.

          Real estate and other taxes increased $2.5 million to $11.3 million. The increase was due primarily to the acquisition of properties.

          Interest expense increased approximately $9.1 million to $12.9 million. The increase was due primarily to the issuance of Senior Notes payable in the second half of fiscal 1995 which were used to fund the Trust's property acquisition program.

          Depreciation and amortization of properties increased $3.7 million to $14.6 million. The increase was due primarily to the acquisition of properties and the additional amortization resulting from increased spending on tenant alterations.

          Provision for doubtful accounts, net of recoveries, increased $708,000 to $1,388,000. The increase was due to higher provisions for possibly uncollectible amounts.


     C.   Administrative Expenses

          Administrative expenses are 1.7% of total revenues compared to 1.8% for the prior period. The increase of $401,000 is primarily due to higher personnel costs.


     D.   Gain/(Loss) on the Sale of Property and Securities

          Gains on the sale of property increased by $412,000. During the current period the Trust sold a shopping center in Chinoe, Kentucky and recorded a loss from the sale of a single tenant property in New Bern, North Carolina which was completed in May 1996. There were no sales in the preceding year's comparable period. Also during the current period certain marketable debt securities were called resulting in a loss of $131,000. There were no sales of securities resulting in gains or losses in the preceding year's comparable period.

III. Results of operations for the three months ended April 30, 1996 and
     1995

     A.   Revenues

          Rental income and related revenues increased $10.6 million to $42.3 million. The increase came primarily from properties which were acquired during the three months ended April 30, 1996 or were owned less than the full three months ended January 31, 1995. In addition, there was an increase in revenues in all categories of properties owned in both periods.

     B.   Operating Expenses

          Operating costs and leasehold rents increased $3.3 million to $10.5 million. The increase was due primarily to the acquisition of properties.

          Real estate and other taxes increased approximately $1.0 million to $4.1 million. The increase was due primarily to the acquisition of properties.

          Interest expense increased approximately $2.3 million to $4.5 million. The increase was due primarily to the issuance of Senior Notes payable in the second half of fiscal 1995 which were used to fund the Trust's property acquisition program.

          Depreciation and amortization of properties increased $1.5 million to $5.3 million. The increase was due primarily to the acquisition of properties and the additional amortization resulting from a higher level of spending on tenant alterations.

          Provision for doubtful accounts, net of recoveries, increased $343,000 to $654,000. The increase is due to higher provisions for possibly uncollectible amounts.

     C.   Administrative Expenses

          Administrative costs for the current period are 1.6% of revenues, a decrease from the prior period's 1.7%.

     D.   Gain/(Loss) on the Sale of Securities

          Loss on the sale of securities increased by $132,000. This was because certain marketable debt securities were called resulting in a loss. There were no sales of securities resulting in gains or losses in the preceding year's comparable period. A loss was recorded due to the sale of a single tenant property in New Bern, North Carolina which was completed in May 1996. There were no losses in the preceding year's comparable period.


                        PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

     None

Item 6.   Exhibits and Reports on Form 8-K
          ________________________________

     (a)  Exhibits: Exhibit 11 - Statement Regarding Computation of Per
                    Share Earnings

                    Exhibit 27 - Financial Data Schedule. This Exhibit is filed for Edgar filing purposes only.

     (b) During the period covered by this report the Trust filed the following:

          1. Form 8-K/A Amendment No. 3 dated March 19, 1996 to Form 8-K filed October 20, 1995. This report contained items 5 and 7.

          2.   Form 8-K, dated March 25, 1996.  This report contained item
               5.

                                 SIGNATURE
                                 ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 11, 1996

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