Form 10-K
period 1995-10-06
NEW PLAN REALTY TRUST
filed 1996-10-16
CIK 71519

=======================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-K

/x/  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended July 31, 1996 OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $969,828,000 based on the closing price on the New York Stock Exchange for such stock on September 19, 1995.

The number of shares of the Registrant's Shares of Beneficial Interest outstanding was 58,069,362 as of September 19, 1996.

                   Documents Incorporated By Reference

Portions of the 1996 New Plan Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on December 10, 1996 are incorporated by reference into Part III.

=========================================================================

                            TABLE OF CONTENTS


Item No.                                                            Page


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . .1

     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . .3

     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . 14

     Item 4.   Submission of Matters to a Vote of Security Holders . . 14

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

     Item 5.   Market for the Registrant's Common Equity and
               Related Shareholder Matters . . . . . . . . . . . . . . 14

     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . 17

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . 18

     Item 8.   Financial Statements and Supplementary Data . . . . . . 21

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . 21

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

     Item 10.       Trustees and Executive Officers of the Trust . . . 21

     Item 11.       Executive Compensation . . . . . . . . . . . . . . 22

     Item 12.       Security Ownership of Certain Beneficial Owners
     and Management. . . . . . . . . . . . . . . . . . . . . . . . . . 22

     Item 13.       Certain Relationships and Related Transactions . . 22

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

     Item 14.  Exhibits, Consolidated Financial Statements,
               Consolidated Financial Statement Schedules, and Reports
               on Form 8-K . . . . . . . . . . . . . . . . . . . . . . 23

                                 PART I

Item I.   Business

A.   General Development of Business

     New Plan Realty Trust ("Registrant" or the "Trust"), a self-administered and self-managed equity real estate investment trust, was organized on July 31, 1972 as a business trust under the laws of the Commonwealth of Massachusetts. The Trust is the successor to the original registrant (Reg. No. 2-19671), New Plan Realty Corporation, which was incorporated under the laws of the State of Delaware on December 4, 1961.

(b)  Financial Information About Industry Segments

     The Trust is in the business of managing, operating, leasing, acquiring, developing and investing in shopping centers, factory outlet centers and apartment complexes. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.

(c)  Narrative Description of Business

     General

     At September 13, 1996, the Trust owned fee, mortgage or leasehold interests in 115 shopping centers containing an aggregate of approximately 16,085,000 gross rentable square feet, five factory outlet centers containing approximately 1,561,000 gross rentable square feet and 40 apartment complexes containing 8,183 units, all located in 21 states. The average occupancy rate at July 31, 1996 for the shopping centers, factory outlet centers and apartments complexes were approximately 88%, 93% and 93%, respectively.

     The Trust is self-administered and self-managed and will not engage or pay a REIT advisor because the Trust personnel manage and maintain all of the Trust's properties.

     The Trust maintains its executive offices at 1120 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 869-3000.

     Acquisition, Financing and Operating Strategies

     The Trust's primary investment strategy is to identify and purchase well-located income-producing shopping centers and apartment complexes at a discount to replacement cost. The Trust also purchases selected factory outlet centers. The Trust seeks to achieve income growth and enhance the cash flow potential of its properties through a program of expansion, renovation, leasing, re-leasing and improving the tenant mix. The Trust minimizes development risks by generally purchasing existing income-producing properties. The Trust regularly reviews its portfolio and from time to time considers the sale of certain of its properties.

     The Trust generally has acquired properties for cash. It is management's belief that its ability to purchase available properties for cash enhances its negotiating position in obtaining attractive purchase prices. In a few instances properties have been acquired subject to existing non-recourse mortgages. Long-term debt of the Trust at July 31, 1996, consisted of $48.9 million of mortgages bearing interest at rates ranging from 5.65% to 10.75% having a weighted average interest rate of 8.7% and three issues of unsecured notes $98.8 million, $80.7 million and $10 million bearing interest at rates of 7.75%, 6.8% and 7.79% respectively. In August 1996, the Trust issued $59 million of two and three year unsecured variable interest rate notes. The initial interest rates were 5.589% and 5.635%, respectively. In October 1996, the Trust issued $49 million and $25 million of 30-year unsecured senior notes bearing interest rates of 5.95% and 7.65%, respectively. At the option of the holder, the $49 million note is repayable at face value on November 2, 1998 and on November 2, 2006. The Trust's short-term debt consists of normal trade payables and the current portion of mortgages payable. As of July 31, 1996 the Trust had $19.5 million outstanding under its $100 million line of credit with the Bank of New York, Corestates Bank N.A. and Fleet National Bank. In August 1996, the Trust repaid the July 31, 1996 outstanding balance on the credit facility.

     Virtually all operating and administrative functions, such as leasing, data processing, finance, accounting, construction and legal, are centrally managed at the Trust's headquarters. In addition, the Trust maintains 15 regional offices located near its various properties. On-site functions such as security, maintenance, landscaping, sweeping, plumbing, electrical and other similar activities are either performed by the Trust or subcontracted. The cost of these functions are passed through to tenants to the extent permitted by the respective leases.

     Developments During the 1996 Fiscal Year

     In the fiscal year ended July 31, 1996, the Trust acquired 10 shopping centers containing an aggregate of approximately 2.0 million gross rentable square feet and 11 apartment complexes containing 2,169 units. The newly acquired properties are located in Alabama, Georgia, Indiana, Michigan, Missouri, New Jersey, New York, Ohio, Pennsylvania, South Carolina and Tennessee. The aggregate purchase price for all of the properties, including assumed mortgages, was approximately $202 million.

     Subsequent to July 31, 1996 the Trust purchased 5 apartment complexes containing 885 units. The newly acquired properties are located in Kentucky, Ohio and Tennessee. The aggregate purchase price for the properties was approximately $25.6 million.

     Gross revenues, net income and funds from operations of the Trust for the fiscal year ended July 31, 1996 were the largest in the Trust's history. Funds from operations, defined as net income plus depreciation and amortization of real estate less gains from asset sales, was approximately $90.1 million ($1.60 per share).

     Competition

     The success of the Trust depends, among other factors, upon the trends of the economy, including interest rates, construction costs, income tax laws, increases or decreases in operating expenses, governmental regulations and legislation, including environmental requirements, real estate fluctuations, retailing trends, population trends, zoning laws, the financial condition and stability of tenants, the availability of financing and capital on satisfactory terms and the ability of the Trust to compete with others for tenants and keep its properties leased at profitable levels. The Trust competes for properties with an indeterminate number of investors, including domestic and foreign corporations and financial institutions, and other real estate investment trusts, life insurance companies, pension funds and trust funds.

     Adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Trust to meet their lease obligations and could otherwise adversely affect the Trust's ability to attract or retain tenants. Management believes, however, that the Trust's financial strength and operating practices, particularly its ability to implement renovation, expansion and leasing programs will enable it to maintain and increase rental income from its properties.

     Employees

     As of September 13, 1996, the Trust employed approximately 467
individuals, including executive, administrative and field personnel.   The
Trust considers its relations with its personnel to be good.

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

Item 2.    Properties

     The location, general character and primary occupancy information with respect to Registrant's properties as of July 31, 1996 (including acquisitions through September 13, 1996) are set forth on the Summary of Properties Schedule on the pages immediately following.

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                                        Summary of Properties
                                                          At July 31, 1996
                                         (Includes acquisitions through September 13, 1996)

                                          Description
Property                            |----------------------|        Type of       Percent
-------------------------               Units        Acres          Interest      Rented
      Apartments                        -----        -------        --------     --------
-------------------------
BRECKENRIDGE APARTMENTS                  120           7              Fee           98
BIRMINGHAM    AL

DEVONSHIRE PLACE                         284           16             Fee           95
BIRMINGHAM    AL

COURTS AT WILDWOOD                       220           22             Fee           99
BIRMINGHAM    AL

CLUB APARTMENTS, THE                     297           23             Fee           90
BIRMINGHAM    AL

PLANTATION APARTMENTS                    120           6              Fee           95
MOBILE        AL

MAISON DE VILLE APTS                     347           20             Fee           99
MOBILE        AL

MAISON IMPERIAL APTS                     56            6              Fee           98
MOBILE        AL

RODNEY APARTMENTS                        207           11             Fee           91
DOVER         DE

MAYFAIR APARTMENTS                       96            7              Fee           95
DOVER         DE

LAKE PARK APARTMENTS                     227           10             Fee           85
LAKE PARK     FL

CAMBRIDGE APARTMENTS                     180           12             Fee           98
ATHENS        GA

TARA APARTMENTS                          240           19             Fee           83
ATHENS        GA

HAWTHORNE HEIGHTS APTS                   241           15             Fee           93
INDIANAPOLIS  IN

JAMESTOWN APARTMENTS                     125           8              Fee           72
LEXINGTON     KY

SADDLEBROOK APARTMENTS                   455           20             Fee           81
LEXINGTON     KY

POPLAR LEVEL APARTMENTS                  88            3              Fee           97
LOUISVILLE    KY

LA FONTENAY APARTMENTS                   248           17             Fee           99
LOUISVILLE    KY

CHARLESTOWN @ DOUGLASS HILLS             244           17             Fee           98
LOUISVILLE    KY

RIVERCHASE APARTMENTS                    203           5              Fee(1)        91
NEWPORT       KY

DEERHORN VILLAGE APARTMENTS              309           36             Fee           96
KANSAS CITY   MO

MEADOW EAST APARTMENTS                   100           15             Fee           87
POTSDAM       NY

MOHAWK GARDEN APARTMENTS                 208           12             Fee           86
ROME          NY

GOLDCREST APARTMENTS                     173           9              Fee(1)        93
CINCINNATI    OH

CAMBRIDGE PARK APTS                      196           14             Fee(1)        89
CINCINNATI    OH

ARLINGTON VILLAGE APARTMENTS             164           10             Fee           93
FAIRBORN      OH

CHESTERFIELD APARTMENTS                  104           9              Fee           96
MAUMEE        OH

GOVERNOUR'S PLACE APARTMENTS             130           9              Fee           95
HARRISBURG    PA

HARBOUR LANDING APARTMENTS               208           15             Fee           85
COLUMBIA      SC

SEDGEFIELD APARTMENTS                    280           19             Fee           93
FLORENCE      SC

TURTLE CREEK APARTMENTS                  152           13             Fee           96
GREENVILLE    SC

HICKORY LAKE APARTMENTS                  322           26             Fee           97
ANTIOCH       TN

ASHFORD PLACE APARTMENTS                 268           16             Fee           99
CLARKSVILLE   TN

THE PINES APARTMENTS                     224           11             Fee           98
CLARKSVILLE   TN

CEDAR VILLAGE APARTMENTS                 170           11             Fee           99
CLARKSVILLE   TN

PADDOCK PLACE APARTMENTS                 240           11             Fee           99
CLARKSVILLE   TN

LANDMARK ESTATES APARTMENTS              92            9              Fee(1)        96
EAST RIDGE    TN

MILLER CREST APARTMENTS                  121           16             Fee           100
JOHNSON CITY  TN

CEDAR BLUFF APARTMENTS                   192           32             Fee           100
KNOXVILLE     TN

COUNTRY PLACE APARTMENTS                 312           27             Fee           97
NASHVILLE     TN

WOODBRIDGE APARTMENTS                    220           19             Fee(1)        93
NASHVILLE     TN
/TABLE

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                                        Summary of Properties
                                                          At July 31, 1996
                                         (Includes acquisitions through September 13, 1996)

                                                Description                                        Number
Property                                |---------------------------|           Type of              of              Percent
---------------------                       Sq. Ft.            Acres            Interest           Tenants           Rented
 Factory Outlets                           ---------          --------         ----------          -------           -------
---------------------

BARSTOW FACTORY OUTLET                      333,000              49                Fee                92                97
BARSTOW               CA

ST AUGUSTINE OUTLET CENTER                  335,000              32                Fee                94                95
AUGUSTINE             FL

BRANSON FACTORY OUTLET                      317,000              39                Fee and            92                96
BRANSON               MO                                                           Leasehold

OSAGE FACTORY OUTLET VILLAGE                400,000             147                Fee               113                99
OSAGE BEACH           MO

FT CHISWELL FACTORY OUTLET                  176,000              55                Fee                34                65
MAX MEADOWS           VA

Development
--------------------
SIX FLAGS FACTORY OUTLET CENTER
JACKSON TOWNSHIP      NJ                                         55                Fee

Miscellaneous
---------------------
PIZZA HUT - PAD                               4,000               1                Fee                 1               100
GREENVILLE            NC

PIZZA HUT - PAD                               3,000                                Leasehold           1               100
HARRISONBURG          VA

Mortgages Receivable
---------------------
SHOPPING CENTER - NEW BERN                   99,000              17                $750,000
NEW BERN              NC                                                           First
                                                                                   Mortgage

1 NORTH CENTRAL AVENUE                       15,000               1                $500,000
HARTSDALE             NY                                                           Second
                                                                                   Mortgage

NEWDON PLAZA                                105,000              10                $10,350,000
NEW CITY              NY                                                           First
                                                                                   Mortgage

WHITESTOWN PLAZA                             83,000              11                $4,610,000
WHITESBORO            NY                                                           First
                                                                                   Mortgage

LAUREL MALL                                 333,000              57                $5,420,000
CONNELLSVILLE         PA                                                           First
                                                                                   Mortgage

SHOPPING CENTER - HARRISONBURG              119,000              10                $794,500
HARRISONBURG          VA                                                           First
                                                                                   Mortgage

INSTITUTE FOR DEFENSE ANALYSES               51,000               8                Leasehold(C)        1               100
PRINCETON             NJ

Property
-------------
Shopping Centers
-----------------

CLOVERDALE VILLAGE                           59,000               6                Fee                 6               100
FLORENCE              AL

RODNEY VILLAGE                              216,000              15                Fee                23                74
DOVER                 DE

DOVERAMA @ RODNEY VILLAGE                    30,000               1                75% Owned           1               100
DOVER                 DE

ALBANY PLAZA                                114,000               7                Fee                11                95
ALBANY                GA

SOUTHGATE PLAZA - ALBANY                     60,000               5                Fee                 6                83
ALBANY                GA

PERLIS PLAZA                                166,000              20                Fee                29                98
AMERICUS              GA

EASTGATE PLAZA  - AMERICUS                   44,000               4                Fee                 7               100
AMERICUS              GA

ROGERS PLAZA                                 50,000               5                Fee                 5                66
ASHBURN               GA

SWEETWATER VILLAGE                           66,000               7                Fee                10                91
AUSTELL               GA

CEDARTOWN SHOPPING CENTER                   107,000              14                Fee                11                98
CEDARTOWN             GA

CEDAR PLAZA                                  83,000               9                Fee                10               100
CEDARTOWN             GA

CORDELE SQUARE                              131,000              11                Fee                15                89
CORDELE               GA

SOUTHGATE PLAZA - CORDELE                    39,000               3                Fee                 3                50
CORDELE               GA

MR B'S                                       14,000               1                Fee                 4                32
CORDELE               GA

HABERSHAM VILLAGE                           147,000              18                Fee                11                97
CORNELIA              GA

WESTGATE - DUBLIN                           191,000              35                Fee                19                78
DUBLIN                GA

VICTORY SQUARE                              165,000              35                Fee                17                90
SAVANNAH              GA

TIFT-TOWN                                    61,000               4                Fee                 9                60
TIFTON                GA

WESTGATE - TIFTON                            16,000               2                Fee                 4                92
TIFTON                GA

HAYMARKET SQUARE                            267,000              28                Fee                22                95
DES MOINES            IA

HAYMARKET MALL                              234,000              22                Fee                11                89
DES MOINES            IA

TINLEY PARK PLAZA                           283,000              21                Fee                27                95
TINLEY PARK           IL

COLUMBUS CENTER                             272,000              24                Fee                26               100
COLUMBUS              IN

JASPER MANOR                                194,000              26                Fee                11                97
JASPER                IN

TOWN FAIR SHOPPING CENTER                   114,000              16                Fee                 7               100
PRINCETON             IN

WABASH CROSSING                             167,000              18                Fee                 9                96
WABASH                IN

JACKSON VILLAGE                             145,000              48                Fee                11                72
JACKSON               KY

J*TOWN CENTER                               187,000              17                Fee                22                64
JEFFERSONTOWN         KY

NEW LOUISA PLAZA                            111,000              20                Fee                12                92
LOUISA                KY

PICCADILLY SQUARE                            96,000              13                Fee                12                74
LOUISVILLE            KY

EASTGATE SHOPPING CENTER                    145,000              18                Fee                26                96
MIDDLETOWN            KY

LIBERTY PLAZA                               215,000              26                Fee                30                87
RANDALLSTOWN          MD

SHOPPING CENTER - SALISBURY                 110,000              16                Fee                 0                 0
SALISBURY             MD

MAPLE VILLAGE SHOPPING CENTER               281,000              32                Fee                19                89
ANN ARBOR             MI

FARMINGTON CROSSROADS                        84,000               8                Fee                12                93
FARMINGTON            MI

DELTA CENTER                                174,000              16                Fee                19                90
LANSING               MI

HAMPTON VILLAGE CENTRE                      460,000              79                Fee and            53                99
ROCHESTER HILLS       MI                                                           Leasehold

FASHION CORNERS                             189,000              15                Fee and            18                77
SAGINAW               MI                                                           Leasehold

HALL ROAD CROSSING                          176,000              27                Fee                15                95
SHELBY                MI

WASHTENAW FOUNTAIN PLAZA                    136,000              12                Fee                 9                87
YPSILANTI             MI

SHOPPING CENTER - GOLDSBORO                  80,000              10                Fee                 1               100
GOLDSBORO             NC

SHOPPING CENTER - LUMBERTON                 107,000              17                Fee                 1                 4
LUMBERTON             NC

SHOPPING CENTER - WILSON                    105,000              17                Fee                 1                76
WILSON                NC

LAUREL SQUARE                               246,000              35                Fee                25                95
BRICKTOWN             NJ

HAMILTON PLAZA                              149,000              18                Fee                 9                99
HAMILTON              NJ

BENNETTS MILLS PLAZA                        102,000              13                Fee                26                99
JACKSON               NJ

MIDDLETOWN PLAZA                            123,000              19                Fee                20                75
MIDDLETOWN            NJ

UNIVERSITY MALL                              78,000              25                Fee                 7                73
CANTON                NY

CORTLANDVILLE                               100,000              13                Fee                 3                95
CORTLAND              NY

KMART PLAZA                                 116,000              11                Fee                 4               100
DEWITT                NY

D & F PLAZA                                 192,000              30                Fee                18                52
DUNKIRK               NY

SHOPPING CENTER - ELMIRA                     54,000               5                Fee                 1               100
ELMIRA                NY

PYRAMID MALL                                233,000              37                Fee                 7                82
GENEVA                NY

SHOPPING CENTER - GLOVERSVILLE               45,000               4                Fee                 1                33
GLOVERSVILLE          NY

MCKINLEY PLAZA                               93,000              20                Fee                12               100
HAMBURG               NY

CAYUGA PLAZA                                207,000              22                Fee                11                94
ITHACA                NY

SHOPS @ SENECA MALL                         238,000              30                Fee                11                74
LIVERPOOL             NY

TRANSIT ROAD PLAZA                          138,000              15                Fee                 3               100
LOCKPORT              NY

SHOPPING CENTER - MARCY                     123,000              21                Fee                 1               100
MARCY                 NY

WALLKILL PLAZA                              203,000              24                Fee                19                86
MIDDLETOWN            NY

ROCKLAND PLAZA                              260,000              28                Fee                35                96
NANUET                NY

SOUTH PLAZA                                 144,000              36                Fee                12                90
NORWICH               NY

WESTGATE PLAZA - ONEONTA                     72,000              11                Fee                 4               100
ONEONTA               NY

OSWEGO PLAZA                                128,000              20                Fee                14                78
OSWEGO                NY

MOHAWK ACRES                                107,000              13                Fee                18                70
ROME                  NY

MONTGOMERY WARD                              84,000               7                Fee                 1               100
ROME                  NY

PRICE CHOPPER PLAZA                          78,000               6                Fee                 3               100
ROME                  NY

WESTGATE MANOR PLAZA - ROME                  66,000              15                Fee                10                62
ROME                  NY

NORTHLAND                                   123,000              23                Fee                12                90
WATERTOWN             NY

HARBOR PLAZA                                 52,000               7                Fee                 7                78
ASHTABULA             OH

BELPRE PLAZA                                 89,000               8                Leasehold          10                52
BELPRE                OH

SOUTHWOOD PLAZA                              83,000              44                Fee                 9                81
BOWLING GREEN         OH

BRENTWOOD PLAZA                             235,000              20                Fee                26                90
CINCINNATI            OH

DELHI SHOPPING CENTER                       166,000              15                Fee                26                96
CINCINNATI            OH

WESTERN VILLAGE SHOPPING CENTER             139,000              13                Fee                14                97
CINCINNATI            OH

SOUTH TOWNE CENTRE                          309,000              29                Fee                27                95
DAYTON                OH

HERITAGE SQUARE                             232,000              29                Fee                17                90
DOVER                 OH

MIDWAY CROSSING                             139,000              15                Fee                17               100
ELYRIA                OH

FAIRFIELD MALL                               74,000               9                Fee                 6                90
FAIRFIELD             OH

SILVER BRIDGE PLAZA                         146,000              20                Fee                17                97
GALLIPOLIS            OH

SHOPPING CENTER - GENOA                      17,000               2                Fee                 5               100
GENOA                 OH

PARKWAY PLAZA                               141,000              12                Fee                16                70
MAUMEE                OH

NEW BOSTON SHOPPING CENTER                  234,000              22                Fee                16                99
NEW BOSTON            OH

MARKET PLACE                                169,000              18                Fee                14                95
PIQUA                 OH

CENTRAL AVE MARKET PLACE                    157,000              18                Fee                 5               100
TOLEDO                OH

SHOPPING CENTER - ANNVILLE                   83,000              15                Fee                 0                 0
ANNVILLE              PA

SHOPPING CENTER - HANOVER                    87,000              12                Fee                 1                 4
HANOVER               PA

STONEMILL PLAZA                              95,000              21                Fee                23               100
LANCASTER             PA

CROSSROADS PLAZA                            105,000              14                Fee                12                96
MT. PLEASANT          PA

STRAWBRIDGE'S                               313,000                                Fee (B)             1               100
PHILADELPHIA          PA

ROOSEVELT MALL NE                           250,000              36                Leasehold (A)      61                95
PHILADELPHIA          PA

IVYRIDGE SHOPPING CENTER                    112,000               9                Fee                18                98
PHILADELPHIA          PA

ROOSEVELT MALL ANNEX                         36,000             (B)                Fee                11                93
PHILADELPHIA          PA

ST MARY'S PLAZA                             108,000              11                Fee                16                99
ST MARY'S             PA

NORTHLAND CENTER                             94,000              15                Fee and            20                94
STATE COLLEGE         PA                                                           Leasehold

SHOPS AT PROSPECT                            63,000               9                Fee                 8                96
WEST HEMPFIELD        PA

YORK MARKETPLACE                            256,000              34                Fee and            18                99
YORK                  PA                                                           Leasehold

CONGRESS CROSSING                           172,000              39                Fee                21                98
ATHENS                TN

GREENEVILLE COMMONS                         223,000              26                Fee                25                99
GREENEVILLE           TN

KINGS GIANT SHOPPING CENTER                 161,000              18                Leasehold          17                94
KINGSPORT             TN

GEORGETOWN SQUARE                           104,000              11                Fee                25                96
MURFREESBORO          TN

SHOPPING CENTER - COLONIAL HTS               82,000              10                Fee                 0                 0
COLONIAL HEIGHTS    VA

HANOVER SQUARE SHOPPING CENTER              130,000              14                Fee                25                97
MECHANICSVILLE        VA

VICTORIAN SQUARE                            271,000              34                Fee                32                97
MIDLOTHIAN            VA

SHOPPING CENTER - SPOTSYLVANIA               87,000               8                Fee                 1               100
SPOTSYLVANIA          VA

RIDGEVIEW CENTRE                            177,000              30                Fee                16                90
WISE                  VA

MOUNDSVILLE PLAZA                           170,000              29                Fee              15                  69
MOUNDSVILLE           WV

GRAND CENTRAL PLAZA                          75,000               7                Leasehold         6                  93
PARKERSBURG           WV

KMART PLAZA                                 102,000              14                Fee                9                 96
VIENNA WV

(A)           Lease expires July 1, 2064.
(B)           The acreage of this property has been included in the acreage of the Roosevelt Mall NE shopping center.
(C)           The lease and the operating sublease expire on April 18, 2012.
(1)           Property purchased after July 31, 1996.
/TABLE

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


                                 PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder
Matters

     (a)  Market Information

     The following table shows the high and low sales price for the Trust's shares on the New York Stock Exchange, and, prior to June 12, 1986, on the American Stock Exchange, and cash distributions paid for the periods indicated. Figures are adjusted to give effect to a 2-for-1 stock split on February 1, 1983 and a 3-for-2 stock split on April 1, 1986.

Fiscal Year Ended                                 Cash Distributions
   July 31,              High            Low       Paid per Share
-----------------        ----           ------     ------------------
     1983               $ 9.50         $ 4.96        $ .51
     1984                 8.50           7.25          .57
     1985                11.92           7.50          .65
     1986                14.50          10.00          .73
     1987                18.38          13.00          .81
     1988                17.63          10.75          .89
     1989                17.88          14.38          .97
     1990                19.13          14.88         1.05
     1991                21.25          13.75         1.13
     1992                25.00          19.63         1.21
     1993                26.38          21.50         1.275
     1994                26.38          20.38         1.315

     1995
  First Quarter          22.25          19.75          .335
  Second Quarter         21.00          18.75          .3375
  Third Quarter          21.75          20.25          .34
  Fourth Quarter         22.63          20.88          .3425
                                                       ------
                                       TOTAL          1.355
     1996
  First Quarter          23.00          21.13          .345
  Second Quarter         22.13          20.75          .3475
  Third Quarter          22.13          20.00          .35
  Fourth Quarter         21.75          19.88          .3525
                                                       ------
                                       TOTAL          1.395


     (b)  Holders

     The approximate number of record holders of the Trust's shares of beneficial interest, no par value ("Shares") (the only class of common equity), at September 13, 1996 was 13,072.

     (c)  Distributions

     The Trust made distributions to shareholders aggregating $1.395 per share during the fiscal year ended July 31, 1996. Of this distribution, it is estimated that $1.268 will qualify as ordinary income, $.007 will qualify as capital gain distribution and $.120 will qualify as a return of capital.

     The Trust has paid regular and uninterrupted cash distributions on its Shares since it commenced operations as a real estate investment trust in 1972. Since inception, each dividend has either been equal to or greater than the dividend preceding it, and the dividends have been increased in each of the last 69 consecutive quarters.

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

     The Trust has a Dividend Reinvestment and Share Purchase Plan (the "Plan") which allows shareholders to acquire additional Shares by automatically reinvesting distributions. Shares are acquired pursuant to the Plan at a price equal to 95% of the market price of such Shares, without payment of any brokerage commission or service charge. The Plan also allows shareholders to purchase additional Shares on the dividend payment date, at 100% of the average of the high and low sales price of such Shares during the period beginning 30 days prior to, and ending 5 business days prior to, the first business days of January, April, July and October of each year without payment of any brokerage commission or service charge by making optional cash payments. At present, approximately 68% of the Trust's shareholders of record participate in the Plan, including members of the Newman family and executive officers and trustees of the Trust.
Item 6.   Selected Financial Data

          The financial data included in this table have been selected by the Trust and have been derived from the consolidated financial statements for those years, found under item 14(a) of this Form 10-K.

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES


                                                            Year Ended July 31,

                               1996              1995            1994               1993               1992
Revenue                    $167,605,981      $130,576,129    $100,954,515       $76,308,770         $64,692,214

Operating
 expenses                    94,867,530        65,572,225      46,913,963        31,400,256          22,740,759
                             ----------        ----------      ----------        ----------          ----------

                             72,738,451        65,003,904      54,040,552        44,908,514          41,951,455
Gains on sales
of properties and
securities, net                 398,498           227,638         989,867           939,878          10,063,729
                            -----------       -----------      ----------        ----------          ----------

                             73,136,949        65,231,542      55,030,419        45,848,392          52,015,184
Other
 deductions                   2,616,138         2,515,669       2,713,163         2,619,754           2,569,531
                             ----------        ----------      ----------        ----------          ----------

Net income                 $ 70,520,811       $62,715,873     $52,317,256       $43,228,638         $49,445,653
                           ============       ===========     ===========       ===========         ===========

Total assets               $945,393,725      $796,636,475    $616,992,574      $534,247,738        $530,827,411
                           ------------      ------------    ------------      ------------        ------------

Long term
 obligations               $238,426,049      $206,652,468     $28,060,067       $23,321,235         $17,830,701
                           ------------       -----------     -----------       -----------         -----------

Net income
 per share                 $       1.25      $       1.19     $      1.06       $       .89         $      1.08
                           ------------      ------------     -----------       -----------         -----------

Distributions
 per share                 $      1.395      $      1.355     $     1.315       $     1.275         $      1.21
                           ------------      ------------     -----------       -----------         -----------

Funds from
 operations
 per share1                $       1.60      $       1.47     $      1.27       $      1.02         $       .97
                           ------------      ------------     -----------       ------------        -----------


_____________________________
1    Calculation includes net income plus depreciation and amortization of real estate less gains from sales of securities and properties.
/TABLE

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

(a)  Liquidity and Capital Resources

     At July 31, 1996, the Trust had approximately $4.3 million in available cash and cash equivalents, $2.1 million in marketable securities and $23.6 million in mortgages receivable. These assets total $30 million.

     During the fiscal year, the Trust issued approximately 4.1 million Shares, raising $81.2 million. The Trust also issued $10 million of 30 year notes through its medium term note program. The proceeds from these offerings and from the Trust's $100 million revolving credit facility are being used to fund the Trust's ongoing acquisition program. In August 1996, the Trust issued $59 million of two and three year variable rate notes and repaid the balance outstanding under the revolving credit facility. In October 1996, the Trust issued $49 million and $25 million of 30-year unsecured senior notes bearing interest rates of 5.95% and 7.65%, resepctively. At the option of the holder, the $49 million note is repayable at face value on November 2, 1998 and on November 2, 2006. The revolving credit facility, which expires on November 8, 1996 is currently being renegotiated.

     Gross revenues, net income and funds from operations during fiscal 1996 were the largest in the Trust's history.

     Debt at July 31, 1996 consisted of approximately $48.9 million of mortgages payable with a weighted average interest cost of 8.7% and unsecured notes of $98.8 million, $80.7 million and $10 million bearing interest at rates of 7.75%, 6.8% and 7.97%, respectively.

     The increase in mortgages payable was the net result of the assumption of $32.5 million of mortgages in connection with the purchase of five properties and the repayment of $10.5 million of existing mortgages. The increase in other liabilities is due to increases in real estate and other taxes, interest, acquisition costs and accounts payable. These increases are primarily due to a larger property portfolio and normal increases in such items. Short term debt consists of normal trade payables and the current portion of mortgages payable.

     During the fiscal year $15.1 million of funds was provided from the Dividend Reinvestment and Share Purchase Plan. This is an increase of $1.7 million over the fiscal 1995 amount. During fiscal 1996, the Trust made distributions of $79.0 million to shareholders, paid $169 million to acquire 21 properties and invested $17 million in expansions of and improvements to properties.

     Other sources of funds are available to the Trust. Based on management's internal valuation of the Trust's properties, including 142 properties which are free and clear of mortgages, the estimated value is considerably in excess of the outstanding mortgage indebtedness totaling $48.9 million. Accordingly, management believes that substantial potential exists for additional mortgage financing as well as unsecured borrowing capacity from public debt financing, banks and other lenders.

(b)  Results of Operations

     Fiscal Year Ended July 31, 1996 Compared to Fiscal Year Ended July 31,
1995

     In fiscal 1996, total revenues increased $37 million to $167.6 million. Rental income and related revenues increased $36.4 million to $162.8 million. The rental revenue increase came primarily from properties in the portfolio which were acquired in fiscal 1996 or were owned for less than a full year in fiscal 1995. In addition, revenue from all property categories, apartments, factory outlets and shopping centers owned prior to fiscal 1995 contributed to the rental revenue increase.

     Interest and dividend income increased $.7 million due to higher average investment balances.

     Operating expenses increased $39.3 million to $94.9 million.
Operating costs, real estate and other taxes, and depreciation and amortization increased primarily because of property acquisitions.
Interest expense increased $10.4 million to $17.6 million due to a higher level of outstanding debt during fiscal 1996. The increase in the provision for doubtful accounts reflects a much larger revenue base and a higher level of receivables. Administrative expenses as a percent of revenue declined to 1.6% from 1.9%. This was due to increased revenue from newly acquired properties. These costs do not increase in direct proportion to revenue due to economies of scale.

     Income before gain/(loss) on the sale of properties and securities increased $7.6 million to $70.1 million. During fiscal 1996, a shopping center in Chinoe, Kentucky and two former Nichols stores in Harrisonburg, Virginia and New Bern, North Carolina were sold for a net gain of $.5 million. The $.1 million loss on the sale of securities was due to bonds being called which had been issued at a premium.

     Net income increased $7.8 million to $70.5 million and earnings per share increased to $1.25 per share from $1.19 per share.

     Funds from operations, defined as net income plus depreciation and amortization of real estate less net gains from the sale of assets, increased $12.6 million to $90.1 million, and funds from operations per share increased to $1.60 from $1.47. Funds from operations do not necessarily represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or as an alternative to cash flow as a measure of liquidity.

     During fiscal 1996, distributions declared and paid were $1.395 per share, a $.04 per share increase over the preceding year. The most recent distributions declaration in August 1996 was $.3550 per share which is an annualized rate of $1.42 per share.

     Fiscal Year Ended July 31, 1995 Compared to Fiscal Year Ended July 31,
1994

     In fiscal 1995, total revenues increased $29.6 million to $130.6 million. Rental income and related revenues increased $30 million to $126.4 million. The rental revenue increase came primarily from properties in the portfolio which were acquired in fiscal 1995 or were owned for less than a full year in fiscal 1994. In addition, increased revenue from all property types owned prior to fiscal 1994 contributed to the rental revenue increase.

     Interest and dividend income decreased $.4 million because of lower investment balances. Balances were lower because funds were used for property acquisitions and expansions.

     Operating expenses increased $18.7 million to $65.6 million.
Operating costs, real estate taxes and depreciation and amortization increased primarily because of property acquisitions. Interest expense increased because of the issuance of $181 million face amount of Senior Notes. The decrease in the provision for doubtful accounts was mostly due to higher recoveries in fiscal 1995. In fiscal 1995 the Trust had bad debt recoveries of $501,000 versus $261,000 in fiscal 1994. Administrative expenses as a percentage of revenue decreased to 1.9% from 2.67%. This was due primarily to increased revenue from newly acquired properties. These costs do not vary in proportion to revenue.

     Income before gains on sales of properties and securities increased $11.2 million to $62.5 million. During the year, a very small shopping center in Millersberg, Ohio and an outparcel at the New Bern, North Carolina shopping center were sold. Net income increased $10.4 million to $62.7 million and earnings per share increased to $1.19 from $1.06.

     Funds from operations, defined as net income plus depreciation and amortization of real estate less gains from the sale of assets, increased $14.9 million to $77.5 million, and funds from operations per share increased to $1.47 from $1.27. Funds from operations do not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or as an alternative to cash flow as a measure of liquidity.

     During fiscal 1995 distributions declared and paid were $1.355 per share, a $.04 per share increase over the preceding fiscal year.

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

     During fiscal 1994 distributions declared and paid were $1.315 per share, a $.04 per share increase over the preceding fiscal year.


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

Executive Officers of the Trust

     The executive officers of the Trust and their principal occupations are as follows:


Name                          Age


William Newman                70 Chairman of the Board and Chief
Chairman of the Board of         Executive Officer of the Trust since its
Trustees and Chief Executive     organization in 1972; President of the
Officer                          Trust from 1972 to 1988; President of
                                 the Trust's corporate predecessor from
                                 1962 to 1972; formerly Chairman of
                                 National Association of Real Estate
                                 Investment Trusts; active in real estate for more than 40 years.

Arnold Laubich                66 President and Chief Operating Officer
President, Chief Operating       and Trustee of the Trust since August 1,
Officer and Trustee              1988; President of Dover Management
                                 Corp. (which managed the Trust's
                                 properties) from 1972 to 1988; Senior
                                 Vice President of the Trust's
                                 predecessor from 1962 to 1972.

James M. Steuterman           40 Executive Vice President since October
Executive Vice President and     1994; Trustee since 1990; Senior Vice
Trustee                          President from 1990 to 1994; Vice
                                 President from 1988 to 1990.

Dean Bernstein                38 Vice President - Administration and
Vice President -                 and Finance since October 1994; Vice
Administration                   President and Trustee since 1992;
                                 Assistant Vice President from 1991 to
                                 1992; previously a Vice President in the Real Estate Group at Chemical Bank for three years.

William Kirshenbaum           60 Vice President of the Trust since 1981;
Vice President, Treasurer        Treasurer since 1983.

Leonard N. Cancell            63 Senior Vice President of the Trust since
Senior Vice President -          August 1, 1988; Senior Vice President of
Operations                       Dover Management from 1972 to 1988;
                                 employee of the Trust's predecessor from 1964 to 1972.

Michael J. Brown              54 Chief Financial Officer since 1991;
Chief Financial Officer          Controller of the Trust since 1987.
Controller

Irwin E. Kwartler             69 Vice President of the Trust since 1982;
Vice President                   previously, National Sales Manager,
                                 Kimball Division of Litton Industries.

Steven F. Siegel              36 General Counsel and Secretary of the
General Counsel and              Trust since October 1991; formerly an
Secretary                        associate in the law firm of Miro, Miro
                                 & Weiner for six years.

Joseph Bosco                  47 Vice President of the  Trust since 1993;
Vice President-Apartment         employee of the Trust since 1983.
Operations

James DeCicco                 50 Vice President of the Trust since 1992;
Senior Vice President            employee of the Trust since 1991.
-- Leasing

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

Item 13.       Certain Relationships and Related Transactions

     Item 13 is incorporated herein pursuant to General Instruction G to this Form 10-K by reference to Registrant's definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.
                                 PART IV

Item 14. Exhibits, Consolidated Financial Statements, Consolidated Financial Statement Schedules, and Reports on Form 8-K

      (a)  Consolidated Financial Statements.   The following documents
are filed as a part of
this report:

      The response to this portion of Item 14 is submitted as a separate section of this report.

      (b)  Reports on Form 8-K.

          1. Form 8-K dated March 25, 1996. This report contained item 5 of Form 8-K.

          2. Form 8-K dated May 24, 1996. This report contained item 5 of Form 8-K.

          3. Form 8-K dated June 5, 1996. This report contained items 5 and 7 of Form 8-K.

      (c)  Exhibits.   The following exhibits are filed as exhibits to
this report:

       *3.1 Amended and Restated Declaration of Trust of New Plan Realty Trust filed as Exhibit 99.3 to the Registrant's Form 8-K dated May 24, 1996.

       *9.1 Agreement dated February 26, 1979 among William Newman, Joseph Newman and Melvin Newman filed as Exhibit 9 to Registration Statement No. 2-63669.

       *9.2 Purchase Agreement dated December 18, 1990 between New Plan Realty Trust and Beleggingsmaatschappij Midas B.V. filed as Exhibit 9.5 to the Registrant's Form 10-K for the fiscal year ended July 31, 1994.

       *9.3 Termination of Purchase Agreement dated December 17, 1981 between New Plan Realty Trust and Merchant Navy Officers Pension Fund Trustees Limited filed as Exhibit 9.6 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

      *10.1 Revolving Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of December 30, 1993 filed as Exhibit
               10.2 to the Registrant's Form 10-K for the fiscal year ended July 31, 1994.

      *10.2 Amendment No. 1 to Revolving Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of December 30, 1993 filed as Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended July 31, 1994.

      *10.3 Extension request and Consent by and among New Plan Realty Trust, the Lenders party to the Revolving Credit Agreement and The Bank of New York, as agent, dated as of December 1, 1994 filed as Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

      *10.4 Amendment No. 2 to Revolving Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of July 20, 1995 filed as Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

      *10.5 Senior Securities Indenture between New Plan Realty Trust and The First National Bank of Boston, as Trustee, dated as of March 29, 1995 filed as Exhibit 4.2 to Registration Statement No. 33-60045.

      *10.6 7.75% Senior Note Due April 6, 2005 filed as Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

      *10.7 6.8% Senior Note Due May 15, 2002 filed as Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

      *10.8    Distribution Agreement dated May 24, 1996 by and among
               New Plan Realty Trust, Lehman Brothers, Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Smith Barney, Inc., filed as Exhibit 1 to the Registrant's Form 8-K dated May 24, 1996.

      *10.9    Form of Medium Term Note (Fixed Rate) filed as Exhibit
               99.1 to the Registrant's Form 8-K dated May 24, 1996.

      *10.10   Form of Medium Term Note (Floating Rate) filed as Exhibit
               99.2 to the Registrant's Form 8-K dated May 24, 1996.

         11 Statement of Computation of Earnings Per Share for the Twelve Months Ended July 31, 1996.

         12    Ratio of Earnings to Fixed Charges.

         21    Subsidiaries of the Registrant.

         23    Consent of Coopers & Lybrand L.L.P. dated September 9,
               1996.

         27    Financial Data Schedule, filed for edgar filing only.

      (d)      Financial Statement Schedules.   The following documents
are filed as a part of this report:

      The response to this portion of Item 14 is submitted as a separate section of this report.
______________________________
  *Incorporated herein by reference as above indicated.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NEW PLAN REALTY TRUST
                                                (Registrant)

                                              By:/s/William Newman
                                                     -----------------
                                                William Newman
                                                Chief Executive Officer
Dated:  October 16, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

       Signature            Title                              Date


/s/ William Newman       Chief Executive Officer         October 16, 1996
-----------------------                                   and Trustee
William Newman

/s/ Arnold Laubich       President, Chief Operating      October 16, 1996
-----------------------   Officer and Trustee
Arnold Laubich

/s/ Michael I. Brown     Chief Financial Officer and     October 16, 1996
-----------------------   Chief Accounting Officer,
Michael I. Brown          Controller

/s/ James M. Steuterman  Executive Vice President        October 16, 1996
-----------------------   and Trustee
James M. Steuterman

/s/ Dean Bernstein       Vice President -                October 16, 1996
-----------------------   Administration
Dean Bernstein            and Finance and Trustee

/s/ Melvin Newman        Trustee                         October 16, 1996
----------------------
Melvin Newman

----------------------   Trustee                         October _, 1996
Norman Gold

----------------------   Trustee                         October _, 1996
Raymond H. Bottorf

----------------------   Trustee                         October _, 1996
John Wetzler

----------------------   Trustee                         October _, 1996
Gregory White
                       ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(a)(1) AND (2), AND (d)

               LIST OF CONSOLIDATED FINANCIAL STATEMENTS,
                         SUPPLEMENTARY DATA AND
               CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                            CERTAIN EXHIBITS

                        YEAR ENDED JULY 31, 1996

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


The following financial statements of the Registrant are included in Item
8:

Report of Independent Accountants. . . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheets as of July 31, 1996 and 1995 . . . . . . .F-3

Consolidated Statements of Income for the years
  ended July 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . .F-5

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended July 31, 1996, 1995 and 1994 . . . . . . . . . .F-6

Consolidated Statements of Cash Flows for the years
  ended July 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . .F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .F-9

The following financial statement information and schedules of the Registrant are included in Item 14(d):

Schedules

II  -     Valuation and Qualifying Accounts. . . . . . . . . . . . . F-19

III -     Real Estate and Accumulated Depreciation . . . . . . . . . F-20

IV  -     Mortgage Loans on Real Estate. . . . . . . . . . . . . . . F-40

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Plan Realty Trust and Subsidiaries as of July 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.
                                          COOPERS & LYBRAND L.L.P.


New York, New York
September 13, 1996, except for Note Q as to which the date is October 8, 1996

                 NEW PLAN REALTY TRUST AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                         JULY 31, 1996 AND 1995


                                           1996           1995
ASSETS:                                    ----             ----

Real estate, at cost (Notes A and E)
 Land                                  $174,711,789   $135,100,768
 Buildings and improvements             803,229,718    629,979,689
                                       ------------    -----------
                                        977,941,507    765,080,457

 Less accumulated depreciation and
  amortization                           82,523,169     64,006,509
                                        -----------    -----------
                                        895,418,338    701,073,948

Cash and cash equivalents (Note A)        4,300,261     51,888,807
Marketable securities (Note B)            2,095,481      6,050,867
Mortgages and notes receivable (Note C)  23,597,342     22,873,504
Receivables
 Trade and notes, net of allowance for
 doubtful accounts (1996 - $3,976,500;
 1995 - $2,922,500) (Note A)             11,586,091      6,864,474
 Other (Note D)                           1,109,164      1,121,878
Prepaid expenses and deferred charges     5,083,827      5,055,942
Other assets                              2,203,221      1,707,055
                                          ---------      ---------
TOTAL ASSETS                           $945,393,725   $796,636,475




See Notes to Consolidated Financial Statements.

                 NEW PLAN REALTY TRUST AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                         JULY 31, 1996 AND 1995

                                             1996          1995
                                             ----          ----
LIABILITIES:

Mortgages payable (Note E)                 $48,935,776       $27,295,385
Credit Facility (Note E)                   19,500,000
Notes Payable, net of unamortized
discount                                   189,490,273       179,357,083
 (1996 - $1,509,727; 1995-$1,642,917)
 (Note F)
Other liabilities (Note G)                  24,984,134        16,744,870
Tenants' security deposits                   3,129,524         2,709,666
                                           -----------       -----------
TOTAL LIABILITIES                          286,039,707       226,107,004
                                           ===========       ===========
COMMITMENTS AND CONTINGENCIES
   (Notes H,I,J,O and Q)                             -                 -

SHAREHOLDERS' EQUITY
Preferred shares, par value $1.00,
  authorized 1,000,000 shares; none issued           -                 -
Shares of beneficial interest
  without par value, unlimited authorization;
  issued and outstanding (1996 - 58,069,362;
  1995 - 53,262,565) (Note I)              719,080,157       622,561,531
Less: loans receivable for the purchase of
  shares of beneficial interest (Note I)     3,083,573         3,369,558
Add: unrealized gain on securities reported
  at fair value (Note B)                       643,141           182,460

                                           716,639,725       619,374,433
Less distributions in excess of net
income                                      57,285,707        48,844,962
                                           -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                 659,354,018       570,529,471
                                           -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $945,393,725   $796,636,475
                                           ===========       ===========
See Notes to Consolidated Financial Statements.

                 NEW PLAN REALTY TRUST AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
            FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994


                                      1996         1995         1994


Revenues:
 Rental income and related
 revenues                         $162,821,434  $126,447,966 $96,384,232
   (Notes A and K)
 Interest and dividend income
   (Notes B and C)                  4,784,547    4,128,163     4,570,283
                                  -----------   ----------   -----------
                                  167,605,981  130,576,129   100,954,515
                                  -----------   ----------   -----------
Operating Expenses:
 Operating costs                   38,865,276   29,960,955    21,982,525
 Leasehold rent (Note J)              665,237      614,084       588,174
 Real estate and other taxes       15,787,643   11,809,539     9,560,719
 Interest expense                  17,561,362    7,174,028     2,288,633
 Depreciation and amortization     20,004,378   15,055,225    11,342,009
 Provision for doubtful accounts    1,983,634      958,394     1,151,903
                                  -----------   ----------   -----------
Total operating expenses           94,867,530   65,572,225    46,913,963
                                  -----------   ----------   -----------
                                   72,738,451   65,003,904    54,040,552


Other Expenses:
 Administrative expenses            2,616,138    2,515,669     2,713,163
                                  -----------   ----------   -----------
Income Before Gain/(Loss) on
Sale of Properties and
Securities:                        70,122,313   62,488,235   51,327,389

 Gain on sale of properties, net      540,209      227,638       459,792
 (Loss)/Gain on sale of
 securities, net                    (141,711)            -       530,075
                                  -----------   ------------ -----------
                                      398,498      227,638       989,867
                                  -----------   ------------ -----------
Net Income                        $70,520,811   $62,715,873  $52,317,256
                                  ===========   ==========   ===========
Net Income Per Share (Note A)           $1.25        $1.19         $1.06
                                  ===========   ==========   ===========
Cash Distribution Per Share            $1.395       $1.355        $1.315
                                  ===========   ==========   ===========


See Notes to Consolidated Financial Statements.

                 NEW PLAN REALTY TRUST AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994
                                (NOTE I)


                                     1996         1995          1994
                                     ----         ----          ----
Number of Shares of Beneficial
  Interest

Balance at beginning of
 each year                        53,262,565     52,594,161   48,956,564
Sales of shares under Dividend
  Reinvestment Plan                  737,797        667,204      610,437
Stock options exercised                9,000          1,200       27,160
Issuance of shares pursuant to
  public offering                  4,060,000              -    3,000,000
                                  ----------     ----------   ----------
Balance at end of year            58,069,362     53,262,565   52,594,161
                                  ==========     ==========   ==========

Shares of Beneficial Interest


Balance at beginning of
each year                        $622,561,53   $609,067,613 $530,900,723
Sales of shares under Dividend
  Reinvestment Plan               15,126,326     13,472,493   13,551,244
Stock options exercised              164,500         21,425      500,646
Issuance of shares pursuant to
  public offering                 81,227,800              -   64,115,000
                                 -----------    -----------  -----------
Balance at end of each year      719,080,157    622,561,531  609,067,613
                                 ===========    ===========  ===========

Loans Receivable for the Purchase
of Shares of Beneficial Interest


Balance at beginning of
each year                         (3,369,558)    (3,630,421)  (2,761,098)
Repayment of loans for the
  purchase of shares                 285,985        260,863      288,522
                                  ----------     ----------    ---------
Loans receivable for the
purchase of shares                         -             -    (1,157,845)
                                  ----------     ----------   ----------
Balance at end of each year       (3,083,573)    (3,369,558)  (3,630,421)
                                  ==========     ==========    =========


Distributions in Excess
  of Net Income


Balance at beginning of
each year                        (48,844,962)   (39,944,408) (27,568,697)
Net income                        70,520,811     62,715,873   52,317,256
Dividends paid                   (78,961,556)   (71,616,427) (64,692,967)
                                 -----------    -----------  -----------
Balance at end of each year      (57,285,707)   (48,844,962) (39,944,408)
                                 -----------    -----------  -----------


Unrealized Gain on Securities
Reported at Fair Value (Note C)


Balance at beginning of each year    182,460              -            -
At adoption of SFAS 115                    -        182,460            -
Increase during the year             460,681              -            -
                                     -------      ---------   ----------
Balance at end of each year          643,141        182,460            -
                                     -------      ---------   ----------

TOTAL SHAREHOLDERS' EQUITY      $659,354,018   $570,529,471 $565,492,784
                                ============   ============ ============
See Notes to Consolidated Financial Statements.

                 NEW PLAN REALTY TRUST AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994
                                (NOTE N)

                                   1996         1995           1994
                                 ------        -----          -----
OPERATING ACTIVITIES
 Net income                   $70,520,811   $62,715,873    $52,317,256
Adjustments to reconcile
  net income to net
  cash provided by
  operating activities:
  Depreciation and
  amortization                 20,004,378    15,055,225     11,342,009
  Gain on sale of
  properties, net                (540,209)     (227,638)      (459,792)
  Loss/(Gain) on sale of
  securities, net                 141,711             -       (530,075)
                              -----------    ----------     ----------
                               90,126,691    77,543,460     62,669,398
  Changes in operating
  assets and
  liabilities, net
   Increase in trade and
   notes receivable            (5,775,617)   (1,165,765)    (2,491,666)
   Decrease in other
     receivables                   12,714       506,489        288,014
   Increase in allowance
   for doubtful accounts        1,054,000       591,000        105,500
   Increase in other
   liabilities                  8,239,264     6,492,376      1,444,619
   (Increase)/decrease
   in net sundry assets
   and liabilities               (250,994)     (907,583)        54,594

NET CASH PROVIDED BY OPERATING
      ACTIVITIES               93,406,058    83,059,977     60,770,459


INVESTING ACTIVITIES
 Sales of marketable
 securities                     4,274,356       424,783     43,524,412
 Purchases of marketable
 securities                            -             -      (1,298,479)
 Net proceeds from
 the sale of properties         3,473,913     1,025,000      1,998,194
 Purchase and improvement
 of properties               (186,008,486) (136,310,299)  (219,541,405)
 Repayment of mortgage
 notes receivable                 820,662        36,172      1,225,651

NET CASH USED IN
INVESTING ACTIVITIES        (177,439,555) (134,824,344)  (174,091,627)

                 NEW PLAN REALTY TRUST AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994
                                (NOTE N)
                     (CONTINUED FROM PREVIOUS PAGE)


                                        1996        1995        1994
                                        ----        ----        ----

FINANCING ACTIVITIES
 Distributions to shareholders   (78,961,556)  (71,616,427) (64,692,967)
 Issuance of shares of
 beneficial interest pursuant
 to dividend reinvestment plan    15,126,326    13,472,493   13,551,244
 Issuance of shares of beneficial
 interest pursuant to public
 offering, net of
 loans receivable and offering
 costs                            81,227,800             -   62,957,155
 Issuance of shares of beneficial
 interest upon exercise of stock
 options                             164,500        21,425      500,646
 Proceeds from short-term
 borrowings                       19,500,000   352,000,000   47,500,000
 Repayment of short-term
 borrowings                                -  (359,500,000) (40,000,000)
 Proceeds from sale of notes      10,000,000   179,322,720            -
 Payment of deferred financing
 costs                                            (996,990)           -
 Principal payments on mortgages    (364,422)     (407,892)    (325,769)
 Repayment of mortgages          (10,533,682)  (12,059,000)  (6,954,088)
 Repayment of loans receivable
 for the purchase of shares
 of beneficial interest              285,985       260,863      288,522

 NET CASH PROVIDED BY FINANCING
   ACTIVITIES                     36,444,951   100,497,192   12,824,743
                                  ----------   -----------   ----------
  (DECREASE)/INCREASE IN CASH AND
    CASH EQUIVALENTS             (47,588,546)   48,772,825  (99,196,425)

Cash and cash equivalents
  at beginning of year            51,888,807     3,115,982  102,312,407
                                  ----------     ---------  -----------
    CASH AND CASH EQUIVALENTS AT
    END OF YEAR                   $4,300,261   $51,888,807   $3,115,982




See Notes to Consolidated Financial Statements.
               Notes To Consolidated Financial Statements

Note A - Summary of Significant Accounting Policies

     Organization and Income Taxes: New Plan Realty Trust was organized July 31, 1972 as a Massachusetts Business Trust. New Plan Realty Trust and subsidiaries (the "Trust") have elected to be taxed as a Real Estate Investment Trust ("REIT") under the provisions of the Internal Revenue Code. Accordingly, the Trust does not pay Federal income tax on income as long as income distributed to shareholders is at least equal to real estate investment trust taxable income and pays no Federal income tax on capital gains distributed to shareholders. The Trust may be subject to tax by certain states that do not recognize the REIT. These taxes have been included in real estate and other taxes.

     Basis of Consolidation: The consolidated financial statements include the accounts of New Plan Realty Trust and its wholly owned qualified REIT subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current year presentation.

     Real Estate: Real estate is carried at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is calculated on the straight-line method based on the estimated useful lives of the assets ranging from 5 to 40 years. Amortization is calculated on a straight-line basis over the shorter of the life of the lease or the estimated useful life of the asset. If there is an event or a change in circumstances that indicates that the basis of the Trust's property may not be recoverable the Trust's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property. Such carrying amounts would be adjusted, if necessary, to reflect an impairment in the value of the property.

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

     New Accounting Standards: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which will be effective for financial statements issued for fiscal years beginning after December 15, 1996. The Trust expects to elect the disclosure provisions of SFAS 123. However, based upon the number of stock options issued in the current year, management believes that the impact will not be material and, therefore, believes that disclosure will not be necessary.

     Cash Equivalents: Cash equivalents consist of short-term, highly liquid debt instruments with original maturities of three months or less. Items classified as cash equivalents include insured bank certificates of deposit and commercial paper.

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

     Concentration of Credit Risk: No tenant or single property accounts for more than 6.0% of the Trust's revenues.

     Net Income Per Share: Net income per share is calculated using a weighted average number of shares outstanding during each year: 1996 - 56,483,827 shares; 1995 - 52,894,355 shares; 1994 - 49,501,984 shares.

     Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates relate to depreciation and valuation of real estate.

Note B - Marketable Securities

     In 1995, the Trust adopted Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities" ("SFAS 115") and, accordingly, has classified all such investments as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to shareholders' equity.

July 31,                         1996                 1995
--------------------------------------------------------------------
                              Equity      Debt       Equity     Debt
                              ------      ----       ------     ----

Amortized cost/cost basis  $  977,061  $ 475,279  $  979,656  $4,888,751
Unrealized holdings gains     643,141         --     716,252          --
Unrealized holdings losses         --         --          --   (533,792)
Fair value                 $1,620,202  $ 475,279  $1,695,908  $4,354,959


     The debt securities have maturity dates ranging from 1997 to 2001. The net increase in unrealized holding gains that has been included as a separate component of shareholders' equity is $643,141 for 1996. The weighted average method is used to determine realized gain or loss on securities sold. The market value of marketable securities is based on quoted market prices as of July 31, 1996 and 1995.

Note C - Mortgages & Notes Receivable

     Mortgages and Notes Receivable are collateralized principally by real property and consist of the following:

July 31,                                 1996         1995
------------------------------------------------------------------------

10% purchase money first mortgage,
 due August 1, 1997                      $5,420,000  $6,200,000
9.38% purchase money first mortgage,
 due July 25, 1998                        4,610,000   4,610,000
9.375% purchase money first mortgage,
 due July 27, 1997                       10,350,000  10,350,000
12% leasehold mortgage,
 due June 1, 2011                           913,999     935,056
10.5% second mortgage
 due February 1, 1999                       500,000     500,000
11.5% note, due April 30, 2004              258,843     278,448
8.75% purchase money first mortgage,
 due July 23, 1998                          794,500          -
7.2% purchase money first mortgage,
 due May 9, 2001                            750,000          -
                                         ----------  ----------
                                        $23,597,342 $22,873,504


     The aggregate fair value of the mortgages receivable approximates the carrying value as of July 31, 1996 and 1995. The fair value of mortgages receivable is estimated based on discounting the future cash flows at a year-end risk adjusted lending rate that the Trust would utilize for loans of similar risk and duration.

Note D - Other Receivables

July 31,                                    1996        1995
------------------------------------------------------------------------
Interest and dividends                   $312,733     $445,673
Notes receivable                          282,055      139,205
Due from officers,
   trustees and employees (1)             488,271      449,791
Miscellaneous receivables                  26,105      87,209
                                         --------     -------
                                       $1,109,164     $1,121,878
-------------------------------------------------------------------------

(1) Amounts, which are interest bearing, are either due on demand or have scheduled maturities.

Note E - Mortgages and Credit Facility

     Mortgages are collateralized by real property with a carrying value of $147,112,000 before accumulated depreciation and amortization. As of July 31, 1996, mortgages payable bear interest at rates ranging from 5.65% to 10.75%, having a weighted average rate of 8.7% per annum and mature from 1997 to 2008.

     Scheduled principal payments during each of the next five fiscal years and thereafter are approximately as follows:

Year Ending July 31,                            Amount
-------------------------------------------------------------------------

1997                                           $   862,743
1998                                             2,395,014
1999                                            10,006,951
2000                                            17,489,006
2001                                               636,399
Thereafter                                      17,545,663
Total                                          $48,935,776

     The aggregate fair value of mortgages payable approximates the carrying value as of July 31, 1996 and 1995. The fair value of mortgages payable is estimated based on discounting future cash flows at a year-end adjusted borrowing rate which reflects the risk associated with mortgages of similar risk and duration. Certain other mortgages require the payment of interest only at a rate that follows certain short-term interest rate statistics such as treasury and prime rates and are therefore considered to be at fair value.

     The Trust has an unsecured revolving credit facility which provides for up to $100 million of borrowings until November 8, 1996. At July 31, 1996, $19,500,000 was outstanding. The weighted average interest rate was 6.1%. At July 31, 1995 no amounts were outstanding under this facility. At the time of borrowing, the Trust can choose from three interest rate options. There are restrictive covenants that place a ceiling on total indebtedness of the lesser of 65% of tangible net worth or $350,000,000, a ceiling on mortgage indebtedness of $105,000,000, a minimum interest coverage ratio of 2.5 to 1 and a minimum tangible net worth of $400,000,000.

     The Trust has available approximately $1.0 million of unused letters of credit as of July 31, 1996.

     Interest costs capitalized for the years ended July 31, 1996, 1995, and 1994 were approximately $203,000, $1,161,000, and $586,000, respectively. Interest paid for the years ended July 31, 1996, 1995 and 1994 was $17,085,000, $5,031,000, and $2,875,000, respectively.

Note F - Notes Payable

     Notes Payable consists of the following:

July 31,                                     1996         1995
---------------------------------------------------------------
7.75% Senior unsecured notes,
face amount $100 million,
due 4/6/2005, effective interest
rate 7.95%, net of unamortized
discount: 1996 - $1,236,986;
1995 - $1,333,789                          $98,763,014   $98,666,211

6.80% Senior unsecured notes,
face amount $81 million,
due 5/15/2002, effective
interest rate 6.87%, net of
unamortized discount:
1996 - $272,741; 1995 - $309,128            80,727,259    80,690,872

7.97% unsecured notes, face amount,
$10 million, due 8/14/2026                  10,000,000      -

  Total                                   $189,490,273  $179,357,083


     The Notes are subordinate to mortgages payable and rank equally with borrowings under the revolving credit facility. Where applicable, the discount is being amortized over the life of the respective Notes using the effective interest method. Interest is payable semi-annually and the principal is due at maturity. Among other restrictive covenants, there is a restrictive covenant that limits the amount of total indebtedness to 65% of total assets. For the year ended July 31, 1996, $314,000 of amortized discount and issuing costs were included in interest expense.

     The aggregate fair value of the Notes approximates the carrying value at July 31, 1996. The fair value of the Notes payable is estimated based on discounting the future cash flows at a year-end risk adjusted borrowing rate which reflects the risk associated with notes of similar risk and duration.

Note G - Other Liabilities

July 31,                            1996           1995
----------------------------------------------------------

Accounts payable              $2,750,313        $1,206,096
Real estate taxes payable      4,769,689         3,230,716
State and local taxes payable  3,906,163         2,540,695
Interest payable               3,633,896         3,273,611
Amounts due seller of property   970,104           442,289
Professional fees and costs      728,628           769,246
Deposits                         400,000           400,000
Acquisition costs              2,574,000           666,929
Other                          4,932,891         3,962,035
Deferred rent expense            318,450           253,253
                             -----------          --------
                             $24,984,134          $16,744,870


Note H - Stock Option Plans

     1985 Incentive Stock Option Plan (the "1985 Plan"): Pursuant to the 1985 Plan, options to purchase shares of beneficial interest (the "Shares") were granted to officers and certain key employees. The exercise price is not less than the fair market value of Shares on the date of grant. Options are not exercisable until one year from the date of grant, are exercisable at 20% per year beginning in the second year and expire seven years from the date of grant. The Trust no longer grants options to purchase Shares under this plan.

     1991 Stock Option Plan (the "1991 Plan"): Pursuant to the 1991 Plan, options to purchase up to 1,000,000 Shares may be granted to officers and key employees until September 5, 2001. The exercise price is not less than the fair market value of the Shares on the date of grant. Options are not exercisable until one year from the date of grant, are exercisable at 20% per year beginning in the second year and expire seven years from the date of grant.

     Non-Qualified Stock Option Plan (the "Non-Qualified Plan"):
Pursuant to the Non-Qualified Plan, options to purchase Shares were granted to officers and certain key employees. Options are not exercisable until one year from the date of grant, and thereafter are exercisable 20% per year. Other terms are similar to the terms of the 1985 Plan. The Trust no longer issues options to purchase Shares from this plan.

     March 1991 Stock Option Plan (the "March 1991 Plan"): Pursuant to the March 1991 Plan, two options for 650,000 Shares each were granted to Mr. William Newman and Mr. Arnold Laubich. The grant of the two options, totalling 1,300,000 Shares, was approved by the Board of Trustees on December 5, 1991. Pursuant to the March 1991 Plan, the exercise price of the options was not less than the fair market value of the Shares on the date of grant. Thirty percent of each of the two stock options became exercisable during the third year following the date of grant. Thereafter, the Shares become exercisable 10% per year.

     The following table shows the activity and balances for each stock option plan during the fiscal years indicated.

                                        Non-     March
                             1985     Qualified  1991     1991
Options                      Plan       Plan     Plan     Plan
---------------------------------------------------------------
Outstanding July 31, 1993   334,660    16,300    1,300,000    --

Exercised                   (15,860)  (11,300)      --        --
Cancelled                   (37,800)     --         --       (3,000)
Granted                      64,500       --        --      182,000
                            ----------------------------------------
Outstanding July 31, 1994   345,500     5,000    1,300,000  179,000

Exercised                    (1,200)     --         --         --
Cancelled                   (17,700)     --         --       (6,000)
Granted                      25,000      --         --      249,250
                            ----------------------------------------
Outstanding July 31, 1995   351,600     5,000    1,300,000  422,250

Exercised                    (5,000)     --         --       (4,000)
Cancelled                      (800)     --         --      (20,500)
Granted                       3,200      --         --       31,300
                             ---------------------------------------
Outstanding July 31, 1996   349,000     5,000    1,300,000  429,050

--------------------------------------------------------------------
Options exercisable at
  July 31, 1996             235,800     3,000      780,000  429,050
Average outstanding option
  price, which was the
  market price of the
  shares on the dates
  of grant                   $21.75   $ 21.88      $ 18.88   $21.23

Average price of options exercised
  during fiscal 1996         $15.40      --           --     $21.88
-------------------------------------------------------------------------




Note I - Shares of Beneficial Interest

     The Trust has a Dividend Reinvestment and Share Purchase Plan (the "Plan") whereby shareholders may invest cash distributions and make optional cash payments to purchase Shares of the Trust without payment of any brokerage commission or service charge. The price per share of the additional shares to be purchased with invested cash distributions is the midpoint between the day's high and low sales prices on the New York Stock Exchange, less 5%.

     The Trust has made loans to officers, trustees and employees primarily for the purpose of purchasing its Shares. These loans are demand and term notes bearing interest at rates ranging from 5% to 9.75%. Interest is payable quarterly.

Note J - Lease Agreements

     The Trust has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates, an office building which it sublets and administrative office space for the Trust. These leases are accounted for as operating leases. The minimum annual rental commitments during the next five fiscal years and thereafter are approximately as follows:

Year Ending July 31,                                Amount
----------------------------------------------------------------------

1997                                            $   966,000
1998                                                933,000
1999                                                935,000
2000                                                895,000
2001                                                900,000
Thereafter                                       20,445,000
Total                                           $25,074,000
-------------------------------------------------------------------------

     For the years ended July 31, 1996, 1995 and 1994, the lease for office space included contingent rentals for real estate tax escalations and operating expense incurred of $100,000, $111,000, and $105,000, respectively. In addition, ground leases provide for fixed rent escalations and renewal options.

Note K - Rental Income Under Operating Leases

     Minimum future rentals to be received during the next five fiscal years and thereafter with initial or remaining noncancellable lease terms in excess of one year are approximately as follows:

Year Ending July 31,                                Amount
-------------------------------------------------------------------------
1997                                             $ 97,953,000
1998                                               88,600,000
1999                                               77,434,000
2000                                               62,770,000
2001                                               50,041,000
Thereafter                                        323,907,000
Total                                            $700,705,000
-------------------------------------------------------------------------

     The above table assumes that all leases which expire are not renewed, therefore neither renewal rentals nor rentals from replacement tenants are included.

     Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume, increases in Consumer Price Indices, common area maintenance charges and real estate tax reimbursements. Contingent rentals included in income for the years ended July 31, 1996, 1995 and 1994 amounted to approximately $26,173,000, $19,388,000, and $15,684,000, respectively.


Note L - Pro Forma Financial Information (Unaudited)

     The Trust acquired 10 shopping centers, and 11 apartment complexes during the year ended July 31, 1996. The pro forma financial information for the years ended July 31, 1996 and 1995 shown below is based on the historical statements of the Trust after giving effect to the acquisitions as if such acquisitions took place on August 1, 1995, and 1994, respectively. The $201,500,000 aggregate acquisition cost included existing mortgages and $169,000,000 in cash.

     The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred had the acquisitions taken place at the dates indicated or of what may occur in the future.

                               (Amounts In Thousands, Except Share Data)
Year Ended July 31,                 1996             1995
------------------------------------------------------------------------
Pro forma total revenues         $180,332          $143,302
Pro forma net income              $74,365           $66,560
Pro forma earnings per share        $1.32             $1.26


Note M - Quarterly Financial Information (Unaudited)
(Amounts In Thousands, Except Share Data)

                                Income Before
                                Gain on Sale
Year Ended                      of Property     Net      Earnings
July 31                Revenue  and Securities  Income   Per Share
------------------------------------------------------------------------
1996
------------------------------------------------------------------------
First                  $37,795     $16,273     $16,274   $.31
Second                  41,523      17,230      18,012    .31
Third                   43,353      17,799      17,297    .30
Fourth                  44,935      18,820      18,938    .33
-------------------------------------------------------------------------
1995
-------------------------------------------------------------------------
First                  $29,961     $15,259     $15,259   $.29
Second                  32,062      15,847      15,847    .30
Third                   32,757      15,862      15,862    .30
Fourth                  35,796      15,520      15,748    .30
-------------------------------------------------------------------------
Note N - Supplemental Cash Flow Information

     The Trust entered into the following non-cash investing and financing activities:

Year Ended July 31,                       1996             1995
-------------------------------------------------------------------------
Mortgages payable assumed
 in the acquisition of properties      $32,538,000     $11,702,000
Mortgages receivable in
connection with the sale
 of properties                         $ 1,544,500           --


State and local income taxes paid for the years ended July 31, 1995 and 1994 were $12,000 and $152,000, respectively. No state and local income taxes were paid by the Trust for the year ended July 31, 1996.


Note O - Retirement Savings Plan

     The Trust has a Retirement Savings Plan (the "Savings Plan"). Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Trust may, at the discretion of the Board of Trustees, make a voluntary contribution to the Savings Plan. For the years ended July 31, 1996, 1995 and 1994, the Trust's contribution expense for the Savings Plan was $228,000, $191,000, and $135,000, respectively.

Note P - Financial Instruments

     The estimated fair values of the Trust's financial instruments are as follows:

At July 31,                  1996                      1995
-------------------------------------------------------------------------
                     Carrying      Fair         Carrying      Fair
                      Value        Value         Value        Value
                      -------      -----         --------     -----
Assets:

Cash and cash
equivalents        $ 4,300,261    $4,300,261   $51,888,807  $51,888,807
Marketable
 securities        $ 2,095,481    $2,095,481   $ 6,050,867  $ 6,050,867
Mortgages and
 notes receivable  $23,597,342        (1)      $22,873,504          (1)

Liabilities:

Mortgages payable $ 48,935,776        (2)     $ 27,295,385          (2)
Notes payable     $189,490,273        (2)     $179,357,083          (2)


     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable:

     Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

     Marketable securities: Fair value is based on quoted market prices in accordance with SFAS 115.

     (1) Mortgages and notes receivable: The fair value approximates the carrying value and is estimated based on discounting the future cash flows at a year-end risk adjusted lending rate that the Trust would utilize for loans of similar risk and duration.

     (2) Mortgages payable and Notes payable: The fair value approximates the carrying value and is estimated based on discounting future cash flows at a year-end adjusted borrowing rate which reflects the risks associated with mortgages and notes of similar risk and duration.


Note Q - Subsequent Events

     Subsequent to July 31, 1996 the Trust purchased five apartment complexes containing 884 units. The properties are located in Kentucky, Ohio and Tennessee. The aggregate purchase price for such properties was approximately $25.6 million.

     On August 29, 1996 the Trustees declared a cash distribution to shareholders of record as of September 16, 1996 in the amount of $.3550 per share (approximately $20.6 million) payable on October 1, 1996.

     In August, 1996, the Trust issued $59 million of two and three year unsecured variable interest rate notes. The initial interest rates were 5.589% and 5.635%, respectively.

     In October 1996, the Trust issued $49 million and $25 million of 30-year unsecured senior notes bearing interest rates of 5.95% and 7.65%, respectively. At the option of the holder, the $49 million note is repayable at face value on November 2, 1998 and on November 2, 2026.

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                             SCHEDULE II


                                                          Additions
                                               ----------------------------------
                           Balance at           Charged           Credited                                     Balance
                           Beginning            to Costs          to Other                                      at End
Description                of Period          and Expenses        Revenues          Deductions                of Period
-----------                ----------         ------------        --------          ----------                ---------

 Year Ended
July 31, 1996
-------------
Allowance for
doubtful accounts           $2,922,500        $1,966,715           --             $  912,715(1)              $3,976,500

 Year Ended
July 31, 1995
-------------

Allowance for
doubtful accounts           $2,331,500        $  993,710           --             $  402,710(1)              $2,922,500

 Year Ended
July 31, 1994
-------------

Allowance for
doubtful accounts           $2,226,000        $1,149,452           --             $1,043,952(1)              $2,331,500



(1)  Trade receivables charged to the reserve.
/TABLE

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            July 31, 1996

                                                                                      Cost Capitalized
                                                                                        Subsequent to
                                                        Initial Cost to Company         Acquisition
                                                       ---------------------------    ----------------
                                                                       Building &
           Description                   Encumbrances       Land      Improvements     Improvements
        ------------------              -------------  -------------  ------------    ---------------


    Apartments
**************************
BRECKENRIDGE APARTMENTS                                      604,487      2,411,462         156,636
 BIRMINGHAM         AL

COURTS AT WILDWOOD                                         1,119,320      4,477,301         282,726
 BIRMINGHAM         AL

DEVONSHIRE PLACE                                           1,245,728      4,982,914       1,047,408
 BIRMINGHAM         AL

THE CLUB APARTMENTS                        6,145,000       1,709,558      6,838,233         153,054
 BIRMINGHAM         AL

MAISON IMPERIAL APTS                       1,750,000         711,000      2,845,000
 MOBILE             AL

MAISON DEVILLE APTS                        4,625,000       1,880,000      7,520,000
 MOBILE             AL

PLANTATION APARTMENTS                      1,000,000         387,000      1,547,000
 MOBILE             AL

MAYFAIR APARTMENTS                                           240,000        962,217         426,190
 DOVER              DE

RODNEY APARTMENTS                                            769,188      1,612,614       1,133,109
 DOVER              DE

LAKE PARK APARTMENTS                                         833,000      1,822,039       2,245,177
 LAKE PARK          FL

CAMBRIDGE APARTMENTS                                         878,593      3,514,373           7,401
 ATHENS             GA

TARA APARTMENTS                            3,639,981       1,192,545      4,770,179           2,163
 ATHENS             GA

HAWTHORNE HEIGHTS APTS                                     1,669,304      6,677,215           1,619
 INDIANAPOLIS       IN

JAMESTOWN APARTMENTS                                         518,646      2,075,236         629,832
 LEXINGTON          KY

SADDLEBROOK APARTMENTS                                      1,939,164     7,756,655         129,004
 LEXINGTON          KY

CHARLESTOWN @ DOUGLASS HILLS                                1,306,230     5,231,914         201,402
 LOUISVILLE         KY

LA FONTENAY APARTMENTS                                      1,176,550     4,706,200         617,606
 LOUISVILLE         KY

POPLAR LEVEL APARTMENTS                                       284,793     1,139,174          77,604
 LOUISVILLE         KY

DEERHORN VILLAGE APARTMENTS                                 1,292,778     5,171,112          80,934
 KANSAS CITY        MO

MEADOW EAST APARTMENTS                                         86,407     1,467,282         439,433
 POTSDAM            NY

MOHAWK GARDEN APARTMENTS                                      163,235     1,135,660       1,604,600
 ROME               NY

ARLINGTON VILLAGE APARTMENTS                                1,065,284     4,269,138          78,226
 FAIRBORN           OH

CHESTERFIELD APARTMENTS                                       179,109     1,449,156         299,502
 MAUMEE             OH

GOVERNOUR'S PLACE APARTMENTS                                  626,807     2,507,226          51,163
 HARRISBURG         PA

HARBOUR LANDING APARTMENTS                                  1,141,954     4,567,815         461,167
 COLUMBIA           SC

SEDGEFIELD APARTMENTS                                       1,550,734     6,211,936         110,663
 FLORENCE           SC

TURTLE CREEK APARTMENTS                                       984,565     3,938,261           1,804
 GREENVILLE         SC

HICKORY LAKE APARTMENTS                                     1,369,251     5,483,004         490,695
 ANTIOCH            TN

ASHFORD PLACE APARTMENTS                                    1,150,270     4,611,080         503,939
 CLARKSVILLE        TN

CEDAR VILLAGE APARTMENTS                                      806,355     3,230,420          70,980
 CLARKSVILLE        TN

PADDOCK PLACE APARTMENTS                                    1,358,400     5,437,602          44,075
 CLARKSVILLE        TN

THE PINES APARTMENTS                                          918,769     3,679,074          74,076
 CLARKSVILLE        TN

MILLER CREST APARTMENTS                                       747,155     2,988,618
 JOHNSON CITY       TN

CEDAR BLUFF APARTMENTS                                      1,312,383     5,249,532           2,866
 KNOXVILLE          TN

COUNTRY PLACE APARTMENTS                                   1,896,828      7,587,313          22,464
 NASHVILLE          TN


   Development
**************************

SIX FLAGS FACTORY
 OUTLET CENTER                                               784,115                      5,937,535
      JACKSON TOWNSHIP   NJ

   Factory Outlets
**************************

BARSTOW FACTORY OUTLET                     10,188,930       5,730,337    22,936,349      12,119,442
 BARSTOW            CA

ST AUGUSTINE OUTLET CENTER                     86,865       4,488,742    14,426,139       9,412,931
 ST AUGUSTINE       FL

BRANSON FACTORY OUTLET                                         17,669    22,312,120      11,698,120
      BRANSON       MO

OSAGE FACTORY OUTLET VILLAGE                                6,978,714    27,259,675       7,032,200
      OSAGE BEACH   MO

FT CHISWELL FACTORY OUTLET                                   411,023      1,644,017         883,970
 MAX MEADOWS        VA


   Miscellaneous
**************************

PIZZA HUT - PAD                                               40,065        225,958
 GREENVILLE         NC

PIZZA HUT - PAD                                                             427,500
 HARRISONBURG       VA


   Office Building
**************************

INSTITUTE FOR DEFENSE ANALYSES                                            1,389,460
 PRINCETON          NJ


   Shopping Centers
**************************

CLOVERDALE VILLAGE                                           634,152      2,536,606           7,304
 FLORENCE           AL

DOVERAMA @ RODNEY VILLAGE                                     50,755        311,781
 DOVER              DE

RODNEY VILLAGE                                             1,202,550      2,082,918       2,023,704
 DOVER              DE

ALBANY PLAZA                                                 696,447      2,799,786          90,675
 ALBANY             GA

SOUTHGATE PLAZA - ALBANY                                     231,517        970,811          17,691
 ALBANY             GA

EASTGATE PLAZA  - AMERICUS                                   221,637      1,036,331           8,970
 AMERICUS           GA

PERLIS PLAZA                                                 774,966      5,301,644         198,519
 AMERICUS           GA

ROGERS PLAZA                                                 291,014        688,590          58,998
 ASHBURN            GA

SWEETWATER VILLAGE                                           707,938      2,831,750
 AUSTELL            GA

CEDAR PLAZA                                                  928,302      3,713,207              (1)
 CEDARTOWN          GA

CEDARTOWN SHOPPING CENTER                                    816,606      3,266,424          76,400
 CEDARTOWN          GA

CORDELE SQUARE                                               864,335      3,457,337         192,580
 CORDELE            GA

MR B'S                                                       166,047        154,140           6,718
 CORDELE            GA

SOUTHGATE PLAZA - CORDELE                                    202,682        958,998          29,841
 CORDELE            GA

HABERSHAM VILLAGE                                          1,301,643      4,340,422         697,599
 CORNELIA           GA

WESTGATE - DUBLIN                                            699,174      5,834,809          61,068
 DUBLIN             GA

VICTORY SQUARE                                             1,206,181      4,824,725          45,726
 SAVANAH            GA

TIFT-TOWN                                                    271,444      1,325,238         150,902
 TIFTON             GA

WESTGATE - TIFTON                                            156,269        304,705
 TIFTON             GA

HAYMARKET MALL                                             1,230,252      5,031,799          95,518
 DES MOINES         IA

HAYMARKET SQUARE                                           2,056,172      8,224,688         142,842
 DES MOINES         IA

TINLEY PARK PLAZA                                          2,607,702     10,430,808          66,655
 TINLEY PARK        IL

COLUMBUS CENTER                                            1,196,269      3,608,315       2,398,459
 COLUMBUS           IN

JASPER MANOR                                               1,319,937      7,110,063          10,766
 JASPER             IN

TOWN FAIR SHOPPING CENTER                                  1,104,876      3,759,503
 PRINCETON          IN

WABASH CROSSING                                            1,614,878      6,470,511          27,744
 WABASH             IN

JACKSON VILLAGE                                              284,815      3,115,586         551,393
 JACKSON            KY

J*TOWN CENTER                                              1,331,074      4,121,997         549,184
 JEFFERSONTOWN      KY

NEW LOUISA PLAZA                                             469,014      1,998,752         161,683
 LOUISA             KY

PICCADILLY SQUARE                                            355,000      1,588,409         212,523
 LOUISVILLE         KY

EASTGATE SHOPPING CENTER                                   1,945,679      7,792,717         123,216
 MIDDLETOWN         KY

LIBERTY PLAZA                                              2,075,809      8,303,237          54,909
 RANDALLSTOWN       MD

SHOPPING CENTER - SALISBURY                                  312,650      1,833,330          31,000
 SALISBURY          MD

MAPLE VILLAGE SHOPPING CENTER                              1,625,580      6,514,322         213,542
 ANN ARBOR          MI

FARMINGTON CROSSROADS                                      1,092,200      4,368,800
 FARMINGTON         MI

DELTA CENTER                                               2,405,200      9,620,800
 LANSING            MI

HAMPTON VILLAGE CENTRE                    21,500,000       8,638,500     34,541,500          28,992
 ROCHESTER HILLS    MI

FASHION CORNERS                                            2,244,800      8,799,200
 SAGINAW            MI

HALL ROAD CROSSING                                         2,595,500     10,382,000
 SHELBY             MI

WASHTENAW FOUNTAIN PLAZA                                   1,530,281      6,121,123          82,786
 YPSILANTI          MI

SHOPPING CENTER - GOLDSBORO                                  181,998      1,014,432          50,776
 GOLDSBORO          NC

SHOPPING CENTER - LUMBERTON                                  280,000      1,564,172          97,754
 LUMBERTON          NC

SHOPPING CENTER - WILSON                                     315,000      1,780,370          52,641
 WILSON             NC

LAUREL SQUARE                                              3,261,701      9,283,302         461,787
 BRICKTOWN          NJ

HAMILTON PLAZA                                             1,124,415      4,513,658          91,388
 HAMILTON           NJ

BENNETTS MILLS PLAZA                                       1,597,222      6,399,888           9,315
 JACKSON            NJ

MIDDLETOWN PLAZA                                           1,204,829      1,479,487       3,524,094
 MIDDLETOWN         NJ

UNIVERSITY MALL                                              115,079      1,009,902         752,001
 CANTON             NY

CORTLANDVILLE                                                236,846      1,439,000         233,238
 CORTLAND           NY

KMART PLAZA                                                  870,657      3,769,027          56,826
 DEWITT             NY

D & F PLAZA                                                  730,512      2,156,542         983,889
 DUNKIRK            NY

SHOPPING CENTER - ELMIRA                                     110,116        891,205
 ELMIRA             NY

PYRAMID MALL                                               2,175,221      8,700,884          73,790
 GENEVA             NY

SHOPPING CENTER - GLOVERSVILLE                               139,429        524,517          96,809
 GLOVERSVILLE       NY

MCKINLEY PLAZA                                             1,246,680      4,986,720          82,607
 HAMBURG            NY

CAYUGA PLAZA                                               1,397,708      5,591,832         317,065
 ITHACA             NY

SHOPS @ SENECA MALL                                        1,545,838      6,183,353         232,337
 LIVERPOOL          NY

TRANSIT ROAD PLAZA                                           424,634      1,698,537          89,689
 LOCKPORT           NY

SHOPPING CENTER - MARCY                                      400,000      2,231,817          94,207
 MARCY              NY

WALLKILL PLAZA                                             2,445,200      8,580,800          16,906
 MIDDLETOWN         NY

ROCKLAND PLAZA                                             3,990,842      3,570,410       5,107,159
 NANUET             NY

SOUTH PLAZA                                                  508,013      1,051,638       1,519,908
 NORWICH            NY

WESTGATE PLAZA - ONEONTA                                     142,821      1,192,103         249,069
 ONEONTA            NY

OSWEGO PLAZA                                                 250,000      1,168,027       1,982,235
 OSWEGO             NY

MOHAWK ACRES                                                 241,606      1,268,890       1,452,666
 ROME               NY

MONTGOMERY WARD                                               93,341        483,405         231,437
 ROME               NY

PRICE CHOPPER PLAZA                                          933,792      3,735,170
 ROME               NY

WESTGATE MANOR PLAZA - ROME                                   77,208        391,982         332,681
 ROME               NY

NORTHLAND                                                     16,182        255,557         714,272
 WATERTOWN          NY

HARBOR PLAZA                                                 388,997      1,456,108         244,999
 ASHTABULA          OH

BELPRE PLAZA                                                              2,066,121          44,471
 BELPRE             OH

SOUTHWOOD PLAZA                                              707,073      1,537,519         637,042
 BOWLING GREEN      OH

BRENTWOOD PLAZA                                            2,050,969      8,222,875         173,677
 CINCINNATI         OH

DELHI SHOPPING CENTER                                      2,300,029      9,200,117           2,450
 CINCINNATI         OH

WESTERN VILLAGE SHOPPING CENTER                            1,321,484      5,300,935          66,225
 CINCINNATI         OH

SOUTH TOWNE CENTRE                                         4,737,368      9,636,943       1,417,037
 DAYTON             OH

HERITAGE SQUARE                                            1,749,182      7,011,927          59,371
 DOVER              OH

MIDWAY CROSSING                                            1,944,200      7,776,800
 ELYRIA             OH

FAIRFIELD MALL                                             1,287,649      1,685,919          79,192
 FAIRFIELD          OH

SILVER BRIDGE PLAZA                                          919,022      3,197,673       1,386,163
 GALLIPOLIS         OH

SHOPPING CENTER - GENOA                                       96,001      1,016,349
 GENOA              OH

PARKWAY PLAZA                                                950,667      2,069,921         264,712
 MAUMEE             OH

NEW BOSTON SHOPPING CENTER                                 2,102,371      9,176,918          75,245
 NEW BOSTON         OH

MARKET PLACE                                                 597,923      3,738,164         338,873
 PIQUA              OH

CENTRAL AVE MARKET PLACE                                   1,046,480      1,769,207         363,682
 TOLEDO             OH

SHOPPING CENTER - ANNVILLE                                   190,000      1,048,126         173,735
 ANNVILLE           PA

SHOPPING CENTER - HANOVER                                    235,000      1,331,329         128,191
 HANOVER            PA

STONEMILL PLAZA                                            1,407,975      5,650,901           1,294
 LANCASTER          PA

CROSSROADS PLAZA                                             384,882      1,040,668         297,425
 MT. PLEASANT       PA

IVYRIDGE SHOPPING CENTER                                   1,504,080      6,016,320         126,368
 PHILADELPHIA       PA

ROOSEVELT MALL ANNEX                                         159,703         91,798       1,063,120
 PHILADELPHIA       PA

ROOSEVELT MALL NE                                                         2,602,635       6,396,268
 PHILADELPHIA       PA

STRAWBRIDGE'S                                                605,607      3,923,050
 PHILADELPHIA       PA

ST MARY'S PLAZA                                              977,711      3,910,842         102,304
 ST MARY'S          PA

NORTHLAND CENTER                                           1,198,947      4,824,500          58,058
 STATE COLLEGE      PA

SHOPS AT PROSPECT                                            741,941      2,967,766
 WEST HEMPFIELD     PA

YORK MARKETPLACE                                           3,199,353     12,797,412          88,693
 YORK               PA

CONGRESS CROSSING                                          1,098,351      6,747,013          69,993
 ATHENS             TN

GREENEVILLE COMMONS                                        1,075,200      7,884,800          23,156
 GREENEVILLE        TN

KINGS GIANT SHOPPING CENTER                                               2,500,633         170,258
 KINGSPORT          TN

GEORGETOWN SQUARE                                          1,166,924      4,674,698         195,333
 MURFREESBORO       TN

SHOPPING CENTER - COLONIAL HTS                               290,000        792,441
 COLONIAL HEIGHTS   VA

HANOVER SQUARE SHOPPING CENTER                             1,778,701      7,114,805         174,013
 MECHANICSVILLE     VA

VICTORIAN SQUARE                                           3,548,432     14,208,727           6,479
 MIDLOTHIAN         VA

SHOPPING CENTER - SPOTSYLVANIA                               250,000      1,363,880         143,428
 SPOTSYLVANIA       VA

RIDGEVIEW CENTRE                                           2,707,679      4,417,792         476,393
 WISE               VA

MOUNDSVILLE PLAZA                                            228,283      1,989,798       4,709,146
 MOUNDSVILLE        WV

GRAND CENTRAL PLAZA                                                       4,471,461
 PARKERSBURG        WV

KMART PLAZA                                                  664,121      2,656,483          35,900
 VIENNA             WV

   Vacant Land
**************************

1 NORTH CENTRAL AVENUE                                        16,692
 HARTSDALE          NY
                                        ------------   -------------  -------------   -------------
                                        $ 48,935,776   $ 174,711,789  $ 697,780,856   $ 105,448,862
                                        ============   =============  =============   =============

(1) Aggregate cost is the same for Federal income tax purposes

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            July 31, 1996

                                Gross Amount at Which Carried at the
                                        Close of the Period                                                 Life on Which
                                -------------------------------------                  Date                  Depreciated
                                             Building &                 Accumulated   of Con-     Date        in Latest
                                  Land      Improvements    Total(1)    Depreciation  struction  Acquired  Income Statement
                              ------------  ------------ ------------   ------------  ---------  --------  ----------------

BRECKENRIDGE APARTMENTS            604,487     2,568,098    3,172,585       295,879   1979        Feb 92   5-40 Years
 BIRMINGHAM         AL

COURTS AT WILDWOOD               1,119,320     4,760,027    5,879,347       377,986   1969        Jul 93   5-40 Years
 BIRMINGHAM         AL

DEVONSHIRE PLACE                 1,245,728     6,030,322    7,276,050       668,555   1971        Feb 92   5-40 Years
 BIRMINGHAM         AL

THE CLUB APARTMENTS              1,709,558     6,991,287    8,700,845       213,591   1969-1974   May 95   40 Years
 BIRMINGHAM         AL

MAISON IMPERIAL APTS               711,000     2,845,000    3,556,000                 1969-73     Jul 96   40 Years
 MOBILE             AL

MAISON DEVILLE APTS              1,880,000     7,520,000    9,400,000                 1963,71-73  Jul 96   40 Years
 MOBILE             AL

PLANTATION APARTMENTS              387,000     1,547,000    1,934,000                 1977        Jul 96   40 Years
 MOBILE             AL

MAYFAIR APARTMENTS                 240,000     1,388,407    1,628,407       676,472   1971        Jan 81   5-40 Years
  DOVER              DE

RODNEY APARTMENTS                  769,188     2,745,723    3,514,911     2,147,501   1963-1965   Jan 69   5-40 Years
  DOVER              DE

LAKE PARK APARTMENTS               833,000     4,067,216    4,900,216     2,137,756   1965        Feb 76   5-40 Years
  LAKE PARK          FL

CAMBRIDGE APARTMENTS               878,593     3,521,774    4,400,367        18,647   1972,1982   May 96   40 Years
  ATHENS             GA

TARA APARTMENTS                  1,192,545     4,772,342    5,964,887        15,243   1970        Jun 96   40 Years
 ATHENS             GA

HAWTHORNE HEIGHTS APTS           1,669,304     6,678,834    8,348,138        21,335   1965        Jun 96   40 Years
 INDIANAPOLIS       IN

JAMESTOWN APARTMENTS               518,646     2,705,068    3,223,714       429,058   1967        Sep 91   5-40 Years
 LEXINGTON          KY

SADDLEBROOK APARTMENTS           1,939,164     7,885,659    9,824,823       250,096   1969        May 95   40 Years
 LEXINGTON          KY

CHARLESTOWN @ DOUGLASS HILLS     1,306,230     5,433,316    6,739,546       403,019   1974        Sep 93   5-40 Years
 LOUISVILLE         KY

LA FONTENAY APARTMENTS           1,176,550     5,323,806    6,500,356       559,924   1970        Jul 92   5-40 Years
 LOUISVILLE         KY

POPLAR LEVEL APARTMENTS            284,793     1,216,778    1,501,571       175,991   1974        Jan 91   5-40 Years
 LOUISVILLE         KY

DEERHORN VILLAGE APARTMENTS      1,292,778     5,252,046    6,544,824       140,558   1974        Jul 95   40 Years
 KANSAS CITY        MO

MEADOW EAST APARTMENTS              86,407     1,906,715    1,993,122       606,517   1964-1971   Sep 83   5-40 Years
 POTSDAM            NY

MOHAWK GARDEN APARTMENTS           163,235     2,740,260    2,903,495       987,831   1947        Nov 85   5-40 Years
 ROME               NY

ARLINGTON VILLAGE APARTMENTS     1,065,284     4,347,364    5,412,648       215,879   1966        Aug 94   40 Years
 FAIRBORN           OH

CHESTERFIELD APARTMENTS            179,109     1,748,658    1,927,767       234,713   1979-1984   Feb 91   6-40 Years
 MAUMEE             OH

GOVERNOUR'S PLACE APARTMENTS       626,807     2,558,389    3,185,196        80,501   1974        Apr 95   40 Years
 HARRISBURG         PA

HARBOUR LANDING APARTMENTS       1,141,954     5,028,982    6,170,936       102,060   1974        Sep 95   40 Years
 COLUMBIA           SC

SEDGEFIELD APARTMENTS            1,550,734     6,322,599    7,873,333       327,874   1972,74,79  Jul 94   40 Years
 FLORENCE           SC

TURTLE CREEK APARTMENTS            984,565     3,940,065    4,924,630        12,575   1976        Jun 96   40 Years
 GREENVILLE         SC

HICKORY LAKE APARTMENTS          1,369,251     5,973,699    7,342,950       404,103   1974        Dec 93   5-40 Years
 ANTIOCH            TN

ASHFORD PLACE APARTMENTS         1,150,270     5,115,019    6,265,289       369,581   1972-1974   Oct 93   5-40 Years
 CLARKSVILLE        TN

CEDAR VILLAGE APARTMENTS           806,355     3,301,400    4,107,755       168,309   1982        Jul 94   40 Years
 CLARKSVILLE        TN

PADDOCK PLACE APARTMENTS         1,358,400     5,481,677    6,840,077       275,832   1989        Jul 94   40 Years
 CLARKSVILLE        TN

THE PINES APARTMENTS               918,769     3,753,150    4,671,919       191,061   1986        Jul 94   40 Years
 CLARKSVILLE        TN

MILLER CREST APARTMENTS            747,155     2,988,618    3,735,773         9,542   1973        Jun 96   40 Years
 JOHNSON CITY       TN

CEDAR BLUFF APARTMENTS           1,312,383     5,252,398    6,564,781        27,845   1980        May 96   40 Years
 KNOXVILLE          TN

COUNTRY PLACE APARTMENTS         1,896,828     7,609,777    9,506,605        55,987   1979        Apr 96   40 Years
 NASHVILLE          TN


   Development

**********************

SIX FLAGS FACTORY
 OUTLET CENTER                     784,115     5,937,535    6,721,650                             Jan 94
 JACKSON TOWNSHIP   NJ

   Factory Outlets
********************

BARSTOW FACTORY OUTLET           5,730,337    35,055,791    40,786,128    2,162,628   1989        Nov 93   5-40 Years
 BARSTOW            CA

ST AUGUSTINE OUTLET CENTER       4,488,742    23,839,070    28,327,812    2,370,210   1991        Mar 92   5-40 Years
 ST AUGUSTINE       FL

BRANSON FACTORY OUTLET              17,669    34,010,240    34,027,909    2,023,614   1988        Nov 93   40 Years
 BRANSON            MO

OSAGE FACTORY OUTLET
  VILLAGE                        6,978,714    34,291,875    41,270,589    2,803,399   1987        Jan 93   3-40 Years
 OSAGE BEACH        MO

FT CHISWELL FACTORY OUTLET         411,023     2,527,987    2,939,010       445,463   1989        Nov 93   3-40 Years
 MAX MEADOWS        VA


   Miscellaneous
**************************

PIZZA HUT - PAD                     40,065       225,958      266,023        77,450   1973        June 96  35 Years
 GREENVILLE         NC

PIZZA HUT - PAD                                  427,500      427,500                 1969        June 96  35 Years
 HARRISONBURG       VA


   Office Building
**************************

INSTITUTE FOR DEFENSE ANALYSES                 1,389,460    1,389,460       613,139   1982        May 74   10-35 Years
 PRINCETON          NJ


   Shopping Centers
**************************

CLOVERDALE VILLAGE                 634,152     2,543,910    3,178,062       114,173   1986        Oct 94   40 Years
 FLORENCE           AL

DOVERAMA @ RODNEY VILLAGE           50,755       311,781      362,536        60,111   1969        Oct 88   40 Years
 DOVER              DE

RODNEY VILLAGE                   1,202,550     4,106,622    5,309,172     3,017,754   1959        Jan 69   5-40 Years
 DOVER              DE

ALBANY PLAZA                       696,447     2,890,461    3,586,908       157,824   1968        May 94   40 Years
 ALBANY             GA

SOUTHGATE PLAZA - ALBANY           231,517       988,502    1,220,019       147,658   1969        Jul 90   40 Years
 ALBANY             GA

EASTGATE PLAZA  - AMERICUS         221,637     1,045,301    1,266,938       157,304   1980        Jul 90   40 Years
 AMERICUS           GA

PERLIS PLAZA                       774,966     5,500,163    6,275,129       826,932   1972        Jul 90   4-40 Years
 AMERICUS           GA

ROGERS PLAZA                       291,014       747,588    1,038,602       124,775   1974        Jul 90   5-40 Years
 ASHBURN            GA

SWEETWATER VILLAGE                 707,938     2,831,750    3,539,688       127,119   1985        Oct 94   40 Years
 AUSTELL            GA

CEDAR PLAZA                        928,302     3,713,206    4,641,508       166,667   1994        Oct 94   40 Years
 CEDARTOWN          GA

CEDARTOWN SHOPPING CENTER          816,606     3,342,824    4,159,430       126,595   1989        Jan 95   40 Years
 CEDARTOWN          GA

CORDELE SQUARE                     864,335     3,649,917    4,514,252       588,042   1968        Jul 90   3-40 Years
 CORDELE            GA

MR B'S                             166,047       160,858      326,905        24,542   1968        Jul 90   2-40 Years
 CORDELE            GA

SOUTHGATE PLAZA - CORDELE          202,682       988,839    1,191,521       146,478   1969        Jul 90   40 Years
 CORDELE            GA

HABERSHAM VILLAGE                1,301,643     5,038,021    6,339,664       506,510   1985        May 92   40 Years
 CORNELIA           GA

WESTGATE - DUBLIN                  699,174     5,895,877    6,595,051       887,489   1974        Jul 90   20-40 Years
 DUBLIN             GA

VICTORY SQUARE                   1,206,181     4,870,451    6,076,632       491,954   1986        Jul 92   20-40 Years
 SAVANAH            GA

TIFT-TOWN                          271,444     1,476,140    1,747,584       211,397   1965        Jul 90   10-40 Years
 TIFTON             GA

WESTGATE - TIFTON                  156,269       304,705      460,974        46,055   1980        Jul 90   40 Years
 TIFTON             GA

HAYMARKET MALL                   1,230,252     5,127,317    6,357,569       143,975   1968-1979   May 95   40 Years
 DES MOINES         IA

HAYMARKET SQUARE                 2,056,172     8,367,530   10,423,702       236,446   1971-1979   May 95   40 Years
 DES MOINES         IA

TINLEY PARK PLAZA                2,607,702    10,497,463   13,105,165       229,035   1973        Sep 95   40 Years
 TINLEY PARK        IL

COLUMBUS CENTER                  1,196,269     6,006,774    7,203,043     1,076,506   1964        Dec 88   3-40 Years
 COLUMBUS           IN

JASPER MANOR                     1,319,937     7,120,829    8,440,766       795,613   1990        Feb 92   20-40 Years
 JASPER             IN

TOWN FAIR SHOPPING CENTER        1,104,876     3,759,503    4,864,379       325,260   1991        Feb 93   40 Years
 PRINCETON          IN

WABASH CROSSING                  1,614,878     6,498,255    8,113,133       426,095   1988        Dec 93   40 Years
 WABASH             IN

JACKSON VILLAGE                    284,815     3,666,979    3,951,794       614,063   1983        Dec 88   20-40 Years
 JACKSON            KY

J*TOWN CENTER                    1,331,074     4,671,181    6,002,255       892,006   1959        Oct 88   3-40 Years
 JEFFERSONTOWN      KY

NEW LOUISA PLAZA                   469,014     2,160,435    2,629,449       588,171   1978        Feb 88   2-40 Years
 LOUISA             KY

PICCADILLY SQUARE                  355,000     1,800,932    2,155,932       332,309   1973        Apr 89   3-40 Years
 LOUISVILLE         KY

EASTGATE SHOPPING CENTER         1,945,679     7,915,933    9,861,612       537,961   1987        Nov 93   5-40 Years
 MIDDLETOWN         KY

LIBERTY PLAZA                    2,075,809     8,358,146   10,433,955       251,908   1962        May 95   40 Years
 RANDALLSTOWN       MD

SHOPPING CENTER - SALISBURY        312,650     1,864,330    2,176,980       544,161   1973        May 86   4-40 Years
 SALISBURY          MD

MAPLE VILLAGE SHOPPING CENTER    1,625,580     6,727,864    8,353,444       300,732   1965        Oct 94   40 Years
 ANN ARBOR          MI

FARMINGTON CROSSROADS            1,092,200     4,368,800    5,461,000        59,626   1986        Dec 95   40 Years
 FARMINGTON         MI

DELTA CENTER                     2,405,200     9,620,800   12,026,000       131,303   1985        Dec 95   40 Years
 LANSING            MI

HAMPTON VILLAGE CENTRE           8,638,500    34,570,492   43,208,992       471,601   1990        Dec 95   40 Years
 ROCHESTER HILLS    MI

FASHION CORNERS                  2,244,800     8,799,200   11,044,000       120,088   1986        Dec 95   40 Years
 SAGINAW            MI

HALL ROAD CROSSING               2,595,500    10,382,000   12,977,500       141,693   1985        Dec 95   40 Years
 SHELBY             MI

WASHTENAW FOUNTAIN PLAZA         1,530,281     6,203,909    7,734,190       598,751   1989        Oct 92   40 Years
 YPSILANTI          MI

SHOPPING CENTER - GOLDSBORO        181,998     1,065,208    1,247,206       300,144   1973        May 86   35-40 Years
 GOLDSBORO          NC

SHOPPING CENTER - LUMBERTON        280,000     1,661,926    1,941,926       463,286   1973        May 86   35-40 Years
 LUMBERTON          NC

SHOPPING CENTER - WILSON           315,000     1,833,011    2,148,011       526,341   1973        May 86   35-40 Years
 WILSON             NC

LAUREL SQUARE                    3,261,701     9,745,089   13,006,790       991,150   1973        Jul 92   10-40 Years
 BRICKTOWN          NJ

HAMILTON PLAZA                   1,124,415     4,605,046    5,729,461       252,090   1972        May 94   40 Years
 HAMILTON           NJ

BENNETTS MILLS PLAZA             1,597,222     6,409,203    8,006,425       300,894   1988        Sep 94   40 Years
 JACKSON            NJ

MIDDLETOWN PLAZA                 1,204,829     5,003,581    6,208,410     1,644,606   1972        Jan 75   5-40 Years
 MIDDLETOWN         NJ

UNIVERSITY MALL                    115,079     1,761,903    1,876,982       842,081   1967        Jan 76   10-40 Years
 CANTON             NY

CORTLANDVILLE                      236,846     1,672,238    1,909,084       351,368   1984        Aug 87   20-40 Years
 CORTLAND           NY

KMART PLAZA                        870,657     3,825,853    4,696,510       284,197   1970        Aug 93   5-40 Years
 DEWITT             NY

D & F PLAZA                        730,512     3,140,431    3,870,943       811,495   1967        Jan 86   5-40 Years
 DUNKIRK            NY

SHOPPING CENTER - ELMIRA           110,116       891,205    1,001,321       166,173   1976        Feb 89   40 Years
 ELMIRA             NY

PYRAMID MALL                     2,175,221     8,774,674   10,949,895       647,117   1973        Aug 93   40 Years
 GENEVA             NY

SHOPPING CENTER - GLOVERSVILLE     139,429       621,326      760,755       113,913   1974        Dec 88   40 Years
 GLOVERSVILLE       NY

MCKINLEY PLAZA                   1,246,680     5,069,327    6,316,007       572,448   1991        Jun 92   3-40 Years
 HAMBURG            NY

CAYUGA PLAZA                     1,397,708     5,908,897    7,306,605     1,050,122   1969        May 89   10-40 Years
 ITHACA             NY

SHOPS @ SENECA MALL              1,545,838     6,415,690    7,961,528       468,434   1971        Aug 93   5-40 Years
 LIVERPOOL          NY

TRANSIT ROAD PLAZA                 424,634     1,788,226    2,212,860       129,653   1971        Aug 93   40 Years
 LOCKPORT           NY
SHOPPING CENTER - MARCY            400,000     2,326,024    2,726,024       676,843   1971        May 86   18-40 Years
 MARCY              NY

WALLKILL PLAZA                   2,445,200     8,597,706   11,042,906       117,102   1986        Dec 95   40 Years
 MIDDLETOWN         NY

ROCKLAND PLAZA                   3,990,842     8,677,569   12,668,411     2,810,130   1963        Jan 83   3-40 Years
 NANUET             NY

SOUTH PLAZA                        508,013     2,571,546    3,079,559       924,588   1967        Apr 83   5-40 Years
 NORWICH            NY

WESTGATE PLAZA - ONEONTA           142,821     1,441,172    1,583,993       479,406   1967        Jan 84   5-40 Years
 ONEONTA            NY

OSWEGO PLAZA                       250,000     3,150,262    3,400,262     1,070,643   1966        Jan 77   40 Years
 OSWEGO             NY

MOHAWK ACRES                       241,606     2,721,556    2,963,162       739,126   1965        Feb 84   2-40 Years
 ROME               NY

MONTGOMERY WARD                     93,341       714,842      808,183       225,508   1965        Jan 84   10-40 Years
 ROME               NY

PRICE CHOPPER PLAZA                933,792     3,735,170    4,668,962       276,585   1988        Aug 93   40 Years
 ROME               NY

WESTGATE MANOR PLAZA - ROME         77,208       724,663      801,871       207,770   1961        Jan 86   5-40 Years
 ROME               NY

NORTHLAND                           16,182       969,829      986,011       260,943   1962        Jan 73   5-40 Years
 WATERTOWN          NY

HARBOR PLAZA                       388,997     1,701,107    2,090,104       228,959   1988        Feb 91   15-40 Years
 ASHTABULA          OH

BELPRE PLAZA                                   2,110,592    2,110,592       428,044   1969        Jun 88   5-40 Years
 BELPRE             OH

SOUTHWOOD PLAZA                    707,073     2,174,561    2,881,634       440,775   1961        May 90   3-40 Years
 BOWLING GREEN      OH

BRENTWOOD PLAZA                  2,050,969     8,396,552   10,447,521       459,091   1957        May 94   40 Years
 CINCINNATI         OH

DELHI SHOPPING CENTER            2,300,029     9,202,567   11,502,596        29,375   1973,85,87  May 96   40 Years
 CINCINNATI         OH

WESTERN VILLAGE
SHOPPING CENTE                   1,321,484     5,367,160    6,688,644       294,971   1960        May 94   40 Years
 CINCINNATI         OH

SOUTH TOWNE CENTRE               4,737,368    11,053,980   15,791,348     1,162,521   1972        Mar 92   5-40 Years
 DAYTON             OH

HERITAGE SQUARE                  1,749,182     7,071,298    8,820,480       540,519   1959        Aug 93   5-40 Years
 DOVER              OH

MIDWAY CROSSING                  1,944,200     7,776,800    9,721,000       106,136   1986        Dec 95   40 Years
 ELYRIA             OH

FAIRFIELD MALL                   1,287,649     1,765,111    3,052,760       276,786   1978        May 90   12-40 Years
 FAIRFIELD          OH

SILVER BRIDGE PLAZA                919,022     4,583,836    5,502,858     1,296,217   1972        Dec 86   5-40 Years
 GALLIPOLIS         OH

SHOPPING CENTER - GENOA             96,001     1,016,349    1,112,350       136,750   1987        Mar 91   40 Years
 GENOA              OH

PARKWAY PLAZA                      950,667     2,334,633    3,285,300       384,627   1955        Sep 89   20-40 Years
 MAUMEE             OH

NEW BOSTON SHOPPING CENTER       2,102,371     9,252,163   11,354,534       797,822   1991        Feb 93   20-40 Years
 NEW BOSTON         OH

MARKET PLACE                       597,923     4,077,037    4,674,960       488,579   1972        Nov 91   2-40 Years
 PIQUA              OH

CENTRAL AVE MARKET PLACE         1,046,480     2,132,889    3,179,369       300,182   1968        Aug 90   20-40 Years
 TOLEDO             OH

SHOPPING CENTER - ANNVILLE         190,000     1,221,861    1,411,861       344,626   1972        May 86   18-40 Years
 ANNVILLE           PA

SHOPPING CENTER - HANOVER          235,000     1,459,520    1,694,520       406,038   1971        May 86   35-40 Years
 HANOVER            PA

STONEMILL PLAZA                  1,407,975     5,652,195    7,060,170       359,382   1988        Jan 94   40 Years
 LANCASTER          PA

CROSSROADS PLAZA                   384,882     1,338,093    1,722,975       248,256   1975        Nov 88   5-40 Years
 MT. PLEASANT       PA

IVYRIDGE SHOPPING CENTER         1,504,080     6,142,688    7,646,768       147,348   1963        Aug 95   40 Years
 PHILADELPHIA       PA

ROOSEVELT MALL ANNEX               159,703     1,154,918    1,314,621       521,122   1958        Apr 74   10-40 Years
 PHILADELPHIA       PA

ROOSEVELT MALL NE                              8,998,903    8,998,903     3,934,983   1964        Jan 64   5-40 Years
 PHILADELPHIA       PA

STRAWBRIDGE'S                      605,607     3,923,050    4,528,657     3,923,050   1964        Jan 64   35 Years
 PHILADELPHIA       PA

ST MARY'S PLAZA                    977,711     4,013,146    4,990,857       171,922   1970        Dec 94   40 Years
 ST MARY'S          PA

NORTHLAND CENTER                 1,198,947     4,882,558    6,081,505       508,955   1988        Jun 92   40 Years
 STATE COLLEGE      PA

SHOPS AT PROSPECT                  741,941     2,967,766    3,709,707        73,709   1994        Jul 95   40 Years
 WEST HEMPFIELD     PA

YORK MARKETPLACE                 3,199,353    12,886,105   16,085,458       392,295   1955        May 95   40 Years
 YORK               PA

CONGRESS CROSSING                1,098,351     6,817,006    7,915,357       745,791   1990        Mar 92   40 Years
 ATHENS             TN

GREENEVILLE COMMONS              1,075,200     7,907,956    8,983,156       869,318   1990        Mar 92   20-40 Years
 GREENEVILLE        TN

KINGS GIANT SHOPPING CENTER                    2,670,891    2,670,891       268,665   1970        Sep 92   3-40 Years
 KINGSPORT          TN

GEORGETOWN SQUARE                1,166,924     4,870,031    6,036,955       368,830   1986        Sep 93   40 Years
 MURFREESBORO       TN

SHOPPING CENTER - COLONIAL HTS     290,000       792,441    1,082,441       232,072   1972        May 86   35 Years
 COLONIAL HEIGHTS   VA

HANOVER SQUARE SHOPPING CENTER   1,778,701     7,288,818    9,067,519       673,894   1991        Jan 93   5-40 Years
 MECHANICSVILLE     VA

VICTORIAN SQUARE                 3,548,432    14,215,206   17,763,638       837,836   1991        Mar 94   40 Years
 MIDLOTHIAN         VA

SHOPPING CENTER - SPOTSYLVANIA     250,000     1,507,308    1,757,308       410,868   1970        May 86   35-40 Years
 SPOTSYLVANIA       VA

RIDGEVIEW CENTRE                 2,707,679     4,894,185    7,601,864       494,333   1990        Jul 92   3-40 Years
 WISE               VA

MOUNDSVILLE PLAZA                  228,283     6,698,944    6,927,227       538,396   1961        Dec 88   5-40 Years
 MOUNDSVILLE        WV

GRAND CENTRAL PLAZA                            4,471,461    4,471,461       898,926   1986        Jun 88   40 Years
 PARKERSBURG        WV

KMART PLAZA                        664,121     2,692,383    3,356,504       232,638   1975        Feb 93   40 Years
 VIENNA             WV

   Vacant Land
**************************

1 NORTH CENTRAL AVENUE              16,692                     16,692                             Jul 72
 HARTSDALE          NY
                              ------------- ------------ ------------   ------------
                              $174,711,789  $803,229,718 $977,941,507   $ 82,523,169
                              ============= ============ =============  ============


    (1) Aggregate cost is the same for Federal income tax purposes

/TABLE

                          NEW PLAN REALTY TRUST
                REAL ESTATE AND ACCUMULATED DEPRECIATION
                              SCHEDULE III

                              JULY 31, 1996
                               (continued)

Reconciliation of "Real Estate and Accumulated Depreciation":

                                  1996              1995         1994
                                 ------            ------      -------
INVESTMENT IN REAL ESTATE
Balance at beginning
 of period                  $765,080,457     $621,342,318   $388,227,913

Additions during the
 period:
   Land                       40,640,504       23,964,530     37,888,580
   Buildings and
   improvements                               120,636,110    197,091,961
   Carrying costs            177,887,917          --             --
                             -----------      -----------    -----------
                             983,608,878      765,942,958    623,208,454

Less:
Costs of assets sold
 and written-off               5,667,371          862,501      1,866,136
                               ---------         --------     ----------

Balance at end of period    $977,941,507     $765,080,457   $621,342,318
                            ============     ============   ============


ACCUMULATED DEPRECIATION
Balance at beginning
 of period                   $64,006,509      $49,101,916    $38,183,206

Additions charged to
 operating expenses           19,724,387       14,968,266     11,250,895
                              ----------       ----------     ----------
                              83,730,896       64,070,182     49,434,101

Less:
Accumulated depreciation
 on assets sold and
 written-off                   1,207,727           63,673        332,185
                              ----------         --------      ---------
Balance at end of period     $82,523,169      $64,006,509    $49,101,916
                             ===========      ===========    ===========

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                             SCHEDULE IV

                                                            July 31, 1996
                                                            -------------
                                  Final     Face                                                            Face       Face
                                 Interest  Maturity            Periodic                                  Amount of  Amount of
         Desription               Rate      Date            Payment Terms                   Prior Liens  Mortgages  Mortgages
         ----------              --------  ---------        -------------                   -----------  ---------- ---------
Second mortgage, collateralized
by a shopping center in                               Interest payable monthly,
Hartsdale, NY                      10.5%   2/1/99     balance at maturity                                 $500,000    $500,000


Purchase money first mortgage,                        Interest payable monthly, $60,000
collateralized by a shopping                          principal per month for
center in Connellsville, PA          10%   8/1/97     17 months, balance at maturity                    $6,200,000  $5,420,000



Purchase money first mortgage,                        Interest payable monthly,
collateralized by a shopping                          $45,000 principal per month for
center in Whitesboro, NY           9.38%  7/25/98     17 months, balance at maturity                    $4,610,000  $4,610,000




Leasehold mortgage collateralized                     Interest and
by a tenant lease                    12% 6/1/2011     principal payable monthly                           $300,000    $258,843


Purchase money first mortgage
collateralized by a shopping                          Interest payable monthly,
center in New City, NY            9.375%  7/27/97     balance at maturity                               10,350,000  10,350,000

Leasehold mortgage collateralized                     Interest and principal
by a Tenant lease                  11.5%  4/30/04     payable monthly
                                                                                                         1,000,000     913,999
Purchase money first mortgage
collateralized by a shopping                          Interest payable monthly,
center in Harrisonburg, VA          8.75  7/23/98     balance at maturity                                  794,500     794,500

Purchase money first mortgage                         Interest payable quarterly
collateralized by shopping                            and principal payable
center in New Bern, NC              7.2% 5/9/2001     at maturity                                          750,000     750,000
                                                                                                          --------     -------

Note--Column H is not applicable                                                                       $24,504,500 $23,597,342
                                                                                                       =========== ===========
TABLE/

                                                      Year Ended July 31,


                            1996            1995          1994
                            ----            ----          ----
Balance, beginning of
period                   $22,873,504    $22,909,676   $24,135,327

Additions during
period:
New mortgage loans         1,544,500         --           800,000

Reductions during
period:
Collection of principal     (820,662)       (36,172)   (1,525,651)

Amounts refinanced             --            --          (500,000)
                         -----------     ----------   -----------

Balance, end of period   $23,597,342    $22,873,504   $22,909,676
                         ===========    ===========   ===========
