Form 10-Q
period 1996-10-31
NEW PLAN REALTY TRUST
filed 1996-12-12
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996
          OR


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

Yes X    No

The number of shares outstanding at December 2, 1996 was 58,291,121.



                   Total number of pages 12

                   NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                       THREE MONTHS ENDED OCTOBER 31,
                                (UNAUDITED)
                (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

REVENUES                                       1996                1995
--------                                      -----              -------
 Rental and
  related revenues                          $ 46,618            $ 36,463
 Interest and dividend
  income                                       1,165               1,332
                                             -------            --------
                                              47,783              37,795
                                             -------            --------
OPERATING EXPENSES
------------------
 Operating costs                              11,487               8,421
 Leasehold rents                                 165                 168
 Real estate and other
  taxes                                        4,447               3,293
 Interest expense                              5,861               4,046
 Depreciation and amortization                 5,686               4,523
 Provision for doubtful accounts,
  net of recoveries (Note C)                     567                 324
                                              ------              ------
 TOTAL OPERATING EXPENSES                     28,213              20,775
                                              ------              ------
                                              19,570              17,020

 Administrative expenses                         494                 747
                                              -------           --------
 INCOME BEFORE GAIN ON SALE
  OF SECURITIES                               19,076              16,273

 Gain on sale of securities, net                  --                   1
                                            --------            --------
     NET INCOME                             $ 19,076            $ 16,274
                                            ========            ========
     NET INCOME PER SHARE                   $    .33            $    .31

     DIVIDENDS PER SHARE                    $   .355            $   .345

     WEIGHTED AVERAGE SHARES
      OUTSTANDING                             58,132              53,320


See accompanying notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                               OCTOBER 31,       JULY 31,
                                                  1996            1996
                                               (UNAUDITED)
                                               -----------        --------
ASSETS

Real estate, at cost
  Land                                         $   193,516       $ 174,712
  Buildings and improvements                       886,092         803,230
                                               -----------       ----------
                                                 1,079,608         977,942
Less accumulated depreciation
  and amortization                                  88,129         82,524
                                                ----------       ----------
                                                   991,479        895,418

Cash and cash equivalents                           23,408          4,300
Marketable securities                                2,264          2,096
Mortgages and notes receivable                      23,586         23,598
Receivables
  Trade and notes, net of allowance
    for doubtful accounts                           12,030         11,586
  Other                                              1,019          1,109
Prepaid expenses and deferred charges                7,936          5,084
Other assets                                         2,653          2,203
                                                    -------        -------
TOTAL ASSETS                                   $ 1,064,375      $ 945,394
                                               =============    ==========

LIABILITIES
-----------
Mortgages payable                              $    48,842      $  48,936
Credit facility                                        --          19,500
Notes payable, net of unamortized discount         322,525        189,490
Other liabilities                                   27,440         24,984
Tenants' security deposits                           3,645          3,130
                                                  --------      ---------
  TOTAL LIABILITIES                                402,452        286,040
                                                 =========      =========

COMMITMENTS AND CONTINGENCIES
-----------------------------
SHAREHOLDERS' EQUITY
--------------------
  Preferred shares, par value $1.00,
    authorized 1,000,000 shares; none issued
  Shares of beneficial interest without par
    value, unlimited authorization; issued
    and outstanding (October 31, 1996 -
    58,256,652; July 31, 1996 - 58,069,362)       722,961       719,080

  Less loans receivable for the purchase of
    shares of beneficial interest                   3,057         3,083
  Add unrealized gain on securities reported
    at fair value                                     843           643
                                                    ------      -------
                                                  720,747       716,640
  Less distributions in excess of net
    income                                         58,824        57,286
                                                   ------        ------
  TOTAL SHAREHOLDERS' EQUITY                      661,923       659,354

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                      $ 1,064,375      $945,394
                                              ===========      ========
See accompanying notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED OCTOBER 31,
                         (UNAUDITED)(IN THOUSANDS)

                                                     1996      1995
OPERATING ACTIVITIES                                 ----      ----
--------------------
 Net Income                                         $19,076   $16,274
 Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation and amortization                    5,686     4,523
     Gain on sale of securities, net                     --        (1)
                                                      -------    ------
                                                     24,762    20,796

     Changes in operating assets and liabilities, net
        Increase in trade and notes receivable         (675)   (1,735)
        Decrease/(Increase) in other receivables         90       (60)

        Increase in allowance for doubtful accounts     231       265
        Increase in other liabilities                 2,456     1,107
        Increase in net sundry assets and
          liabilities                                (2,833)   (2,362)
                                                    -------   -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES     24,031    18,011
                                                    -------   -------

INVESTING ACTIVITIES
--------------------
 Sales of marketable securities                          32       740
 Purchase and improvement of properties            (101,666)  (29,951)

 Repayment of mortgage notes receivable                  12       250

          --------  -------
        NET CASH USED IN INVESTING ACTIVITIES      (101,622)  (28,961)
                                                    --------  --------

FINANCING ACTIVITIES
--------------------
 Distributions to shareholders                      (20,614)  (18,377)
 Proceeds from the dividend reinvestment plan         3,785     3,602
 Proceeds from the exercise of stock options             96       164
 Repayment of short-term debt                       (19,500)      --
 Proceeds from the sale of notes                    133,000       --
 Principal payments on mortgages                        (94)     (139)
 Repayment of loans receivable for the purchase
  of shares of beneficial interest                       26       110
                                                    -------   -------
 NET CASH PROVIDED BY/(USED IN)
  FINANCING ACTIVITIES                               96,699   (14,640)
                                                    -------   --------
      INCREASE/(DECREASE) IN CASH AND
       CASH EQUIVALENTS                              19,108   (25,590)

 Cash and cash equivalents at beginning of year       4,300    51,889
                                                    -------   -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD          $23,408   $26,299
                                                    =======   =======


See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
Note A:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Trust, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three month periods ended October 31, 1996 and 1995 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K.


Note B:   Supplemental Cash Flow Information

State and local income taxes paid for the three months ended
October 31, 1996 and 1995 were none and $1,000, respectively.

Interest paid for the three months ended October 31, 1996 and 1995 was $5,260,000 and $4,747,000, respectively.

Interest costs capitalized for the three months ended October 31, 1996 were $198,000.


Note C:   Provision for Doubtful Accounts

The provision for doubtful accounts is net of recoveries. For the three months ended October 31, 1996 and 1995, recoveries were $16,000 and $260,000, respectively.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


I.   Liquidity and Capital Resources

     On October 31, 1996 the Trust had approximately $25.7 million in available cash, cash equivalents and marketable securities.

     During the three month period ended October 31, 1996, the Trust paid approximately $94.9 million to acquire two shopping centers (212,000 gross leasable square feet) and 11 apartment properties (2,368 units).

     Debt at October 31, 1996 consisted of $48.8 million of mortgages payable and $322.5 million of notes payable.

     During the quarter ended October 31, 1996, the Trust sold four issues of unsecured notes totaling $133 million. Two of the issues, $10 million and $49 million, have maturities of two and three years, respectively, and have variable interest rates. The other issues, $49 million and $25 million, mature in 30 years and carry interest rates of 5.95% and 7.65% respectively. In addition, the $49 million note, at the option of the holder, is repayable at face value on November 2, 1998 and November 2, 2006. In November 1996 additional unsecured notes of $20 million due in 30 years with an interest rate of 7.68% were issued. The Trust also filed a $350 million shelf registration in November 1996 allowing it to issue additional equity or debt and as part of the shelf registration commenced a $175 million medium term note program in December 1996.

     In October 1996 the Trust concluded an unsecured revolving credit agreement with The Bank of New York which provides for up to $50 million in borrowing until October 28, 1997. There are restrictive covenants that limit total indebtedness to 50% of total capitalization, mortgage debt to 40% of total capitalization. The credit agreement also requires a minimum interest coverage ratio of 2 to 1 and a minimum tangible net worth of $500 million.

     The Trust's dividend reinvestment program provided $3.8 million during the three month period ended October 31, 1996. In addition, the Trust made dividend distributions of $20.6 million to shareholders and paid $6.8 million for improvements to existing properties and the construction of the Six Flags Outlet Center in Jackson Township, N.J. Six Flags will open later in the fiscal year.

     Funds from operations, defined as net income plus depreciation and amortization of real estate less gains from asset sales, increased $4.0 million to $24.8 million shares
     ($.43/share) from $20.8 million ($.39/share) in the prior year's comparable three month period.


II. Results of operations for the three months ended October 31, 1996 and 1995


     A.   Revenues

          Total revenues increased approximately $10.0 million to $47.8 million. The increase came primarily as a result of the acquisition of 32 properties since July 1995.


     B.   Operating Expenses

          Operating costs and leasehold rents increased approximately $3.1 million to $11.7 million, reflecting the acquisition of properties.

          Real estate and other taxes increased approximately
          $1.2 million to $4.4 million. The principal reason for this increase was the larger portfolio of properties.

          Interest expense increased approximately $1.8 million to $5.9 million. This increase was due to the issuance, since November 1995, of $143 million of notes which were used to fund the Trust's property acquisition program.

          Depreciation and amortization of properties increased approximately $1.2 million to $5.7 million. This increase was the result of the acquisition of properties.

          Provision for doubtful accounts, net of recoveries, increased $243,000 to $567,000. This was due primarily to a decrease in the amount of bad debt recovery.


     C.   Administrative Expenses

          Administrative expenses as a percent of revenue declined to 1% from 2%. This was due to increased revenue from newly acquired properties. These costs do not change in direct proportion to revenues due to economies of scale.


                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
     (a)  Exhibits:

               Exhibit 11   - Statement Regarding Computation of
                              Per Share Earnings

               Exhibit 12.1 - Ratio of Earnings to Fixed Charges

               Exhibit 12.2 - Calculation of Ratio of Earnings to
                              Fixed Charges Three Months Ended
                              October 31, 1996

               Exhibit 27   - Financial Data Schedule   (This
                              exhibit is filed for EDGAR filing
                              purposes only.)

     (b) During the period covered by this report the Trust filed the following:

               1. Form 8-K dated August 19, 1996. This report contained items 5 and 7.













                            SIGNATURE
                            ---------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 12, 1996

                                   NEW PLAN REALTY TRUST

                                   By:/s/ Michael I. Brown
                                      --------------------
                                      MICHAEL I. BROWN
                                      Chief Financial Officer,
                                      Controller
                          EXHIBIT INDEX


Number              Description                             Page
------              -----------                             ----
11                  Statement Regarding Computation
                      of Per Share Earnings                   10

12.1                Ratio of Earnings to Fixed Charges        11

12.2                Calculation of Ratio of Earnings
                      to Fixed Charges                        12

27                  Financial Data Schedule