Form 10-Q
period 1997-01-31
NEW PLAN REALTY TRUST
filed 1997-03-10
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997
          OR


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

Yes X    No

The number of shares outstanding at February 28, 1997 was 58,527,819.



                   Total number of pages 15

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                          THREE MONTHS                  SIX MONTHS
                            ENDED                          ENDED
                          JANUARY 31,                   JANUARY 31,

                          1997     1996              1997        1996
REVENUES                  ----     ----              ----        ----
Rental income and
  related revenues      $50,047   $39,935           $96,665     $76,398
Interest and dividend
 income                   1,100     1,588             2,265       2,920
                        _______   _______          _______      _______
                         51,147    41,523           98,930       79,318
                        _______   _______           _______     _______
OPERATING EXPENSES
 Operating costs         12,638     9,868            24,125      18,289
 Leasehold rents            160       159               325         327
 Real estate and
  other taxes             4,580     3,976             9,027       7,269
 Interest expense         7,085     4,410            12,946       8,456
 Depreciation and
  amortization            6,181     4,779            11,867       9,302
 Provision for doubtful
  accounts,
  net of recoveries
   (Note C)                 976       410             1,543         734
                        _______   _______           _______     _______
 TOTAL OPERATING
   EXPENSES              31,620    23,602            59,833      44,377
                        _______   _______           _______     _______
 Administrative
   expenses                 504       691              998        1,438
                        _______   _______           _______     _______
 INCOME BEFORE GAIN
 ON SALE
 OF PROPERTY AND
   SECURITIES            19,023    17,230            38,099      33,503
 Gain on sale of
   property                  69       782                69         782
 Gain on sale of
   securities, net                     --                 1
                        _______   _______           _______     _______
NET INCOME              $19,092   $18,012           $38,168     $34,286
                        =======   =======           =======     =======

NET INCOME PER SHARE       $.33      $.31              $.66        $.62

DIVIDENDS PER SHARE      $.3575    $.3475            $.7125      $.6925

WEIGHTED AVERAGE SHARES
     OUTSTANDING         58,337    56,942            58,235      55,131

See accompanying notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (IN THOUSANDS)


                                        JANUARY 31,         JULY 31,
                                            1997              1996
                                        -----------        ---------
ASSETS

Real estate, at cost
  Land                                   $  202,317       $  174,712
  Buildings and improvements                917,429          803,230
                                            -------          -------
                                          1,119,746          977,942
Less accumulated depreciation
  and amortization                           93,869           82,524
                                            -------          -------
                                          1,025,877          895,418

Cash and cash equivalents                    24,755            4,300
Marketable securities                         2,344            2,096
Mortgages and notes receivable               22,430           23,598
Receivables:
  Trade and notes, net of allowance
    for doubtful accounts                    12,253           11,586
  Other                                         995            1,109
Prepaid expenses and deferred charges         9,119            5,084
Other assets                                  2,427            2,203
                                            -------           ------
  TOTAL ASSETS                           $1,100,200       $  945,394
                                         ==========       ==========
LIABILITIES

Mortgages payable                        $   58,847       $   48,936
Credit facility                               ---             19,500
Notes payable, net of unamortized discount   342,560         189,490
Other liabilities                            28,252           24,984
Tenants' security deposits                    3,890            3,130
                                         ----------        ---------
  TOTAL LIABILITIES                         433,549          286,040
                                         ----------        ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
 Preferred shares, par value $1.00,
  authorized 1,000,000 shares;
  none issued
 Shares of beneficial interest
 without par value, unlimited
 authorization; issued
 and outstanding (January 31, 1997 -
  58,525,019; July 31, 1996 -
    58,069,362)                             729,110          719,080

 Less loans receivable for the
 purchase of shares of beneficial
  interest                                    2,903            3,083
  Add unrealized gain on securities
    reported at fair value                    1,024              643
                                            727,231          716,640
  Less distributions in excess of net income    60,580        57,286
                                             ------          -------
  TOTAL SHAREHOLDERS' EQUITY                666,651          659,354
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                 $1,100,200       $  945,394

See accompanying notes to consolidated financial statements.

                    NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JANUARY 31,
                           (UNAUDITED)(IN THOUSANDS)

                                                           1997          1996
OPERATING ACTIVITIES
 Net Income                                            $ 38,168      $ 34,286
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                         11,867         9,302
   Gain on sale of property                                (69)         (782)
   Gain on sale of securities, net                       ---              (1)
                                                        -------        ------
                                                         49,966        42,805

 Changes in operating assets and liabilities, net
    Increase in trade and notes receivable              (1,709)       (4,151)
    Decrease/(Increase) in other receivables                114         (352)
      Increase in allowance for doubtful accounts         1,042           469
      Increase in other liabilities                       3,268         2,659
      Increase in net sundry assets and liabilities     (3,594)       (2,278)
                                                        -------       -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES             49,087        39,152

INVESTING ACTIVITIES
  Sale of marketable securities                             132         2,162
  Net proceeds from the sale of property                  1,161         3,052
  Purchase and improvement of properties              (133,151)     (117,712)
  Repayment of mortgage notes receivable                  1,168           500

       NET CASH USED IN INVESTING ACTIVITIES          (130,690)     (111,998)
                                                      ---------     ---------
FINANCING ACTIVITIES
  Distributions to shareholders                        (41,463)      (38,359)
  Issuance of shares of beneficial interest
    pursuant to a public offering                           ---        81,228
  Proceeds from the dividend reinvestment plan            7,978         7,681
  Proceeds from the exercise of stock options             2,052           164
  Repayment of short-term debt                         (19,500)           ---
  Proceeds from the sale of notes                       153,000           ---
  Principal payments on mortgages                         (189)         (239)
  Repayment of mortgages                                    ---       (3,617)
  Repayment of loans receivable for the purchase
    of share of beneficial interest                         180           114
                                                          -----        ------
     NET CASH PROVIDED BY/(USED IN)
      FINANCING ACTIVITIES                              102,058        46,972
                                                        -------        ------

     INCREASE/(DECREASE) IN CASH EQUIVALENTS             20,455      (25,874)

Cash and cash equivalents at beginning of year            4,300        51,889
                                                         ------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 24,755      $ 26,015
                                                        =======      ========
See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Trust, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three month and six month periods ended January 31, 1997 and 1996 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K.

Note B:   Supplemental Cash Flow Information

State and local income taxes paid for the six months ended
January 31, 1997 were $820,000. There were no state and local taxes paid for the six months ended January 31, 1996.

Interest paid, net of amounts capitalized, for the six months ended January 31, 1997 and 1996 was $9,960,000 and $8,085,000,
respectively.

Interest costs capitalized for the six months ended January 31, 1997 and 1996 were $498,000 and $70,000, respectively.

The Trust entered into the following non-cash investing and
financing activities (in thousands) for the six months ended
January 31,
                                           1997          1996

Mortgage obligations assumed upon the
purchase of property                       $10,100      $21,500
Note C:   Provision for Doubtful Accounts

The provision for doubtful accounts is net of recoveries. For the six months ended January 31, 1997 and 1996, recoveries were $112,000 and $340,000, respectively. For the three months ended January 31, 1997 and 1996, recoveries were $96,000 and $79,000, respectively.


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


I.   Liquidity and Capital Resources

     On January 31, 1997 the Trust had approximately $27.1 million in available cash, cash equivalents and marketable securities.

     During the six month period ended January 31, 1997, the Trust paid approximately $119.4 million in cash to acquire five shopping centers (723,000 gross leasable square feet) and ten apartment properties (2,686 units). In addition, $13.8 million was paid for improvements to existing properties and the construction of the Six Flags Outlet Center.

     Debt at January 31, 1997 consisted of $58.8 million of mortgages payable and $342.6 million of notes payable.

     During the six months ended January 31, 1997, the Trust sold six issues of unsecured notes totaling $153 million. Two of the issues, $10 million and $49 million, have maturities of two and three years, respectively, and have variable interest rates. Four other issues, $49 million, $25 million, and two issues of $10 million each, mature in 30 years and carry interest rates of 5.95%, 7.65% and 7.68%, respectively. In addition, the 30 year $49 million note, at the option of the holder, is repayable at face value on November 2, 1998 and November 2, 2006. In November 1996 the Trust filed a $350 million shelf registration allowing it to issue additional equity or debt and as part of the shelf registration commenced a $175 million medium term note program in December 1996.

     The Trust's dividend reinvestment program generated approximately $8.0 million during the six month period ended
     January 31, 1997. In addition, during such period the Trust made dividend distributions of $41.5 million to shareholders.

     Funds from operations, defined as net income plus depreciation and amortization of real estate less gains from asset sales, increased $7.2 million to $50.0 million
     ($.86/share) from $42.8 million ($.78/share) in the prior year's comparable six month period.

II. Results of operations for the six months ended January 31, 1997 and 1996


     A.   Revenues

          Total revenues increased approximately $19.6 million to $98.9 million. The increase came primarily as a result of the acquisition of 36 properties since July 31, 1995.


     B.   Operating Expenses

          Operating costs and leasehold rents increased approximately $5.8 million to $24.5 million, reflecting the acquisition of properties.

          Real estate and other taxes increased approximately
          $1.8 million to $9.0 million. The principal reason for this increase was the larger portfolio of properties.

          Interest expense increased approximately $4.5 million to $12.9 million. This increase was due to the issuance, since November 1995, of $163 million of notes which were used to fund the Trust's property acquisition program.

          Depreciation and amortization of properties increased approximately $2.6 million to $11.9 million. This increase was the result of the acquisition of properties.

          Provision for doubtful accounts, net of recoveries, increased $.8 million to $1.5 million. This was due primarily to an increase in delinquencies.


     C.   Administrative Expenses

          Administrative expenses as a percent of revenue declined to 1% from 1.8%. This was due to increased revenue from newly acquired properties. Administrative costs do not change in direct proportion to revenues due to economies of scale.

     D.   Gain on Sale of Property and Securities

          During the current period the Trust sold a shopping center in Annville, Pennsylvania. The gain was $69,000. In the prior year's comparable period, the sale of a shopping center in Chinoe, Kentucky resulted in a gain of $782,000.

III. Results of operations for the three months ended January 31, 1997 and 1996

     A.   Revenues

          Total revenues increased approximately $9.6 million to $51.1 million. The increase was a result of the acquisition of 33 properties since October 31, 1995.


     B.   Operating Expenses

          Operating costs and leasehold rents increased approximately $2.8 million to $12.8 million, reflecting the acquisition of properties.

          Real estate and other taxes increased approximately $.6 million to $4.6 million. The principal reason for this increase was the larger portfolio of properties.

          Interest expense increased approximately $2.7 million to $7.1 million. This increase was due to the issuance, since November 1995, of $163 million of notes which were used to fund the Trust's property acquisition program.

          Depreciation and amortization of properties increased approximately $1.4 million to $6.2 million. This increase was the result of the acquisition of properties.

          Provision for doubtful accounts, net of recoveries, increased $.6 million to $1.0 million. This was due primarily to an increase in delinquencies.


     C.   Administrative Expenses

          Administrative expenses as a percent of revenue declined to 1% from 1.7%. This was due to increased revenue from newly acquired properties. Administrative costs do not change in direct proportion to revenues due to economies of scale.


     D.   Gain on Sale of Property and Securities

          During the current period the Trust sold a shopping center in Annville, Pennsylvania. The gain was $69,000. In the prior year's comparable period, the sale of a shopping center in Chinoe, Kentucky resulted in a gain of $782,000.

                   PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders was held on December 10, 1996. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement and all of such nominees were elected.

     Election of Trustees:

          (a) Votes of 50,532,286.598 shares were cast for the election of Norman Gold as a Trustee; votes of 491,833.827 were withheld.

          (b) Votes of 50,533,354.036 shares were cast for the election of Dean Bernstein as a Trustee; votes of 490,766.389 were withheld.

          (c) Votes of 50,548,028.866 shares were cast for the election of James M. Steuterman as a Trustee;
               votes of 476.091.559 were withheld.

     There were no abstentions or broker non-votes in connection with this proposal.

Item 5.   Other Information
          (Unaudited) Pro Forma Financial Information

     The Trust acquired five shopping centers and ten apartment complexes during the six months ended January 31, 1997. The pro forma financial information for the six months ended January 31, 1997 shown below is based on historical statements of the Trust after giving effect to the acquisitions as if such acquisitions took place on August 1, 1996. The approximately $129.5 million aggregate acquisition cost included an existing mortgage and $119.4 million in cash.

     The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred if the acquisitions had been in effect on the date indicated. Also, they may not be indicative of the results that may be achieved in the future. The pro forma financial information should be read in connection with the Trust's annual report in Form 10-K for the year ended July 31, 1996 and the unaudited Financial Statement included in this Form 10-Q.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
      UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     SIX MONTHS ENDED JANUARY 31, 1997

                (In thousands except for per share amounts)

                                                                    PRO
                                                                   FORMA
               AS         HISTORICAL    PRO FORMA     OTHER        AS
               REPORTED   ACQUISITION(1) ADJUSTMENTS  ADJUSTMENTS  ADJUSTED
               ---------- -------------  -----------  -----------  --------
REVENUES:
RENTAL
  REVENUES        $96,665   $ 3,805                    $  219(5)   $100,689
INTEREST
 AND
DIVIDENDS           2,265              ($1,422)(2)                      843
 TOTAL REVENUE     98,930     3,805        (1,422)           219    101,532
OPERATING
  EXPENSES:
OPERATING
  COST             35,020     1,235                                  36,255

INTEREST EXPENSE   12,946                                141 (3)     13,087
DEPRECIATION
  EXPENSE          11,867                                415 (4)     12,282
TOTAL OPERATING
   EXPENSES        59,833     1,235                          556     61,624

OTHER DEDUCTIONS      998                                    998
OTHER INCOME           69                                     69

NET INCOME        $38,168   $ 2,570       ($1,978)         $ 219   $ 38,979

NET INCOME PER
  SHARE           $   .66                                           $   .67
AVERAGE SHARES
OUTSTANDING        58,235                                            58,235
Notes:

(1) Represents historical results of acquired properties for the period prior to acquisition.

(2) The Pro Forma Adjustment resulting in a reduction of interest and dividend revenue is due to use of cash to acquire these properties. The interest rate used was 4%.

(3) The Pro Forma Adjustment for interest expense is a result of the assumption of a mortgage upon the acquisition of a property for the period that predates the acquisition of the property.

(4) The Pro Forma Adjustment for depreciation is an estimate of the depreciation expense for the portion of the six month period that predates the Trust's ownership.

(5) Other Adjustments are a result of revenue from leases executed after the acquisition.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit 11 -Statement Regarding Computation of Per Share Earnings

               Exhibit 12.1 - Ratio of Earnings to Fixed Charges

               Exhibit 12.2 - Calculation of Ratio of Earnings to
                           Fixed Charges

               Exhibit 27 - Financial Data Schedule.  This
                         exhibit is filed for EDGAR filing
                         purposes only.

     (b) During the period covered by this report the Trust filed the following:

               1.   Form 8-K dated and filed November 4, 1996.
                    This report contains items 2 and 7.

               2.   Form 8-K dated and filed December 12, 1996.
                    This report contains items 5 and 7.

               3.   Form 8-K dated and filed January 6, 1997.
                    This report contains items 2 and 7.





                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 10, 1997

                                   NEW PLAN REALTY TRUST


                                   By:/s/ Michael I. Brown
                                      ---------------------
                                      MICHAEL I. BROWN
                                      Chief Financial Officer,
                                      Controller





                          EXHIBIT INDEX


Number              Description                             Page

11                  Statement Regarding Computation
                      of Per Share Earnings                 13

12.1                Ratio of Earnings to Fixed Charges      14


12.2                Calculation of Ratio of Earnings
                      to Fixed Charges                      15

27                  Financial Data Schedule