Form 10-Q
period 1997-04-30
NEW PLAN REALTY TRUST
filed 1997-06-11
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997
          OR


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

Yes X    No __
   --
The number of shares outstanding at May 30, 1997 was 58,729,995.



                   Total number of pages 16

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                    THREE MONTHS          NINE MONTHS
                                       ENDED                  ENDED
                                     APRIL 30,              APRIL 30,
                                 1997         1996       1997       1996
                                 ----         ----       ----       ----
REVENUES
--------
 Rental income and
   related revenues             $51,054     $42,264    $147,719   $118,662
 Interest and dividend
  income                          1,012       1,089       3,277      4,009
                                 52,066      43,353     150,996    122,671
                                _______     _______     _______    _______
OPERATING EXPENSES
-------------------
 Operating costs                 13,611      10,281      37,736     28,570
 Leasehold rents                    182         171         507        498
 Real estate and
 other taxes                      4,479       4,055      13,506     11,324
 Interest expense                 6,812       4,452      19,758     12,908
 Depreciation and amortization    6,385       5,254      18,252     14,556
 Provision for doubtful accounts,
 net of recoveries (Note C)         846         654       2,389      1,388
                                _______     _______     _______    _______
 TOTAL OPERATING EXPENSES        32,315      24,867      92,148     69,244
                                _______     _______     _______    _______

 Administrative expenses            527         687       1,525      2,125
                                _______     _______     _______    _______

INCOME BEFORE GAIN ON SALE
 OF PROPERTY AND SECURITIES      19,224      17,799      57,323     51,302
 (Loss)/gain on sale of property  (144)       (370)        (75)        412
 Gain/(loss) on sale
 of securities, net                   7       (132)           7      (131)
                                _______     _______     _______   ________
 NET INCOME                     $19,087     $17,297     $57,255    $51,583
                                =======     =======     =======   ========
 NET INCOME PER SHARE            $.32        $.30        $.98       $.92

 DIVIDENDS PER SHARE             $.36        $.35      $1.0725    $1.0425

 WEIGHTED AVERAGE SHARES
 OUTSTANDING                     58,596      57,762      58,353    55,995


See accompanying notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (IN THOUSANDS)

                                               APRIL 30,        JULY 31,
                                                 1997             1996
                                               ---------        --------
ASSETS
------
Real estate, at cost
  Land                                          204,368      $  174,712
  Buildings and improvements                    926,559         803,230
                                                -------      ----------
                                              1,130,927         977,942
Less accumulated depreciation
  and amortization                               99,652          82,524
                                                -------      ----------
                                              1,031,275         895,418

Cash and cash equivalents                        21,390           4,300
Marketable securities                             2,133           2,096
Mortgages and notes receivable                   22,419          23,598
Receivables:
  Trade and notes, net of allowance
    for doubtful accounts                        11,918          11,586
  Other                                           1,030           1,109
Prepaid expenses and deferred charges             7,200           5,084
Other assets                                      3,266           2,203
                                               --------        --------
  TOTAL ASSETS                                1,100,631      $  945,394
                                              =========      ==========

LIABILITIES
-----------
Mortgages payable                               $58,748      $   48,936
Credit facility                                      --          19,500
Notes payable, net of unamortized discount      342,597         189,490
Other liabilities                                26,097          24,984
Tenants' security deposits                        4,121           3,130
                                               --------       ---------
  TOTAL LIABILITIES                             431,563         286,040
                                               --------       ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred shares, par value $1.00,
    authorized 1,000,000 shares; none issued
  Shares of beneficial interest without par
    value, unlimited authorization; issued
    and outstanding (April 30, 1997 -
    58,729,995; July 31, 1996 - 58,069,362)     733,643         719,080

  Less loans receivable for the purchase of
    shares of beneficial interest                 2,848           3,083
  Add unrealized gain on securities reported
    at fair value                                   839             643
                                              ---------       ---------
                                                731,634         716,640
  Less distributions in excess of net income     62,566          57,286
                                              ---------       ---------

  TOTAL SHAREHOLDERS' EQUITY                    669,068         659,354
                                              ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,100,631      $  945,394
                                             ==========      ==========
See accompanying notes to consolidated financial statements.
                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED APRIL 30,
                         (UNAUDITED)(IN THOUSANDS)


OPERATING ACTIVITIES
--------------------
  Net Income                                              57,255 $ 51,583
  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                         18,252   14,556
    Loss/(gain) on sale of properties, net                    75    (412)
    (Gain)/loss on sale of securities, net                   (7)      131
                                                          75,575   65,858

    Changes in operating assets and liabilities, net
       Increase in trade and notes receivable            (1,360)  (4,540)
       Decrease/(Increase) in other receivables               78    (102)
       Increase in allowance for doubtful accounts         1,029      974
       Increase in other liabilities                       1,114    2,840
       Increase in net sundry assets and liabilities     (2,339)  (2,112)

       NET CASH PROVIDED BY OPERATING ACTIVITIES          74,097   62,918

INVESTING ACTIVITIES
--------------------
  Sale of marketable securities                              164    3,575
  Net proceeds from the sale of property                   2,525    3,052
  Purchase and improvement of properties               (146,351)(129,823)
  Repayment of mortgage notes receivable                   1,179      571
                                                       ------------------
       NET CASH USED IN INVESTING ACTIVITIES           (142,483)(122,625)
                                                       ------------------
FINANCING ACTIVITIES
--------------------
  Distributions to shareholders                         (62,535) (58,554)
  Issuance of shares of beneficial interest pursuant to
  a public offering                                          ---   81,228
  Proceeds from the dividend reinvestment plan             7,978   11,513
  Proceeds from the exercise of stock options              6,585      163
  Principal payments on mortgages                          (288)    (329)
  Proceeds from the sale of notes                        153,000       --
  Repayment of short-term debt                          (19,500)       --
  Repayment of mortgages                                          (3,616)
  Repayment of loans receivable for the purchase
    of share of beneficial interest                          236      197
                                                         -------  -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES            85,476   30,602
                                                         -------  -------
     INCREASE/(DECREASE) IN CASH EQUIVALENTS              17,090 (29,105)

Cash and cash equivalents at beginning of year             4,300   51,889
                                                         ------- --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 21,390 $ 22,784
                                                        ======== ========
See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
Note A:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Trust, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three month and nine month periods ended April 30, 1997 and 1996 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K.


Note B:   Supplemental Cash Flow Information

State and local income taxes paid for the nine months ended April
30, 1997 was $820,000. There were no state and local taxes paid for the nine months ended April 30, 1996.

Interest paid for the nine months ended April 30, 1997 and 1996 was $17,925,000 and $13,044,000, respectively.

Interest costs capitalized for the nine months ended April 30, 1997 and 1996 were $868,000 and $112,000, respectively.

The Trust entered into the following non-cash investing and financing activities (in thousands) for the nine months ended
April 30,:


                                    1997              1996
                                    ----              ----
Mortgage assumed upon the
purchase of a property            $10,100,000     $21,500,000


Note C:   Provision for Doubtful Accounts

The provision for doubtful accounts is net of recoveries. For the nine months ended April 30, 1997 and 1996, recoveries were $173,000 and $500,000, respectively. For the three months ended April 30, 1997 and 1996, recoveries were $61,000 and $160,000, respectively.

Note D:   Subsequent Events

In May 1997 the Trust sold two issues of unsecured notes totalling $70.0 million: (i) a $40.0 million issue due May 15, 2000 with a variable interest rate which is initially 5.9125%, and (ii) a $30.0 million issue due June 15, 2007 with an interest rate of 7.35%.

In May and June 1997 the Trust purchased six properties (four shopping centers and two apartment properties). The aggregate purchase price, including a mortgage of $6.0 million, was approximately $56.4 million.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


I.   Liquidity and Capital Resources

     On April 30, 1997 the Trust had approximately $23.5 million in available cash, cash equivalents and marketable securities.

     During the nine month period ended April 30, 1997, the Trust paid approximately $127.3 million to acquire eight shopping centers (901,000 gross leasable square feet) and ten apartment properties (2,678 units). In addition, $19.1 million was paid for improvements to properties and the construction of the Six Flags Outlet Center. The outlet center opened in April 1997.

     Debt at April 30, 1997 consisted of $58.7 million of mortgages payable and $343.9 million of notes payable.

     During the nine months ended April 30, 1997, the Trust sold six issues of unsecured notes totaling $153.0 million. Two of the issues, equaling $10.0 million and $49.0 million, have maturities of two and three years, respectively, and have variable interest rates. The four other issues, equaling $49.0 million, $25.0 million, and two issues each equaling $10.0 million, mature in 30 years and have interest rates of 5.95%, 7.65% and 7.68%, respectively. In addition, the 30-year $49.0 million note, at the option of the holder, is repayable at face value on November 2, 1998 and November 2, 2006. In November 1996 the Trust filed a $350.0 million shelf registration statement allowing it to issue additional equity or debt and, as part of the shelf registration, commenced a $175.0 million medium term note program in December 1996.

     The Trust's dividend reinvestment program provided $8.0 million during the nine month period ended April 30, 1997.
     In addition, the Trust made dividend distributions of $62.5 million to shareholders.

     Funds from operations, defined as net income plus depreciation and amortization of real estate less gains from asset sales, increased $9.7 million to $75.6 million
     ($1.30/share) from $65.9 million ($1.18/share) in the prior year's comparable nine month period.


II. Results of operations for the nine months ended April 30, 1997 and 1996

     A.   Revenues

          Total revenues increased approximately $28.3 million to $151.0 million. The increase came primarily as a result of the acquisition of 39 properties since July
          31, 1995.

     B.   Operating Expenses

          Operating costs and leasehold rents increased approximately $9.2 million to $38.2 million, reflecting the acquisition of properties.

          Real estate and other taxes increased approximately
          $2.2 million to $13.5 million. The principal reason for this increase was the larger portfolio of properties.

          Interest expense increased approximately $6.9 million to $19.8 million. This increase was due to an increase in outstanding mortgages and notes payable.

          Depreciation and amortization of properties increased approximately $3.7 million to $18.3 million. This increase was primarily the result of the acquisition of properties.

          Provision for doubtful accounts, net of recoveries, increased $1.0 million to $2.4 million. This was due primarily to a decrease in the amount of bad debt recoveries and an increase in rental revenues.

     C.   Administrative Expenses

          Administrative expenses as a percent of revenue declined to 1.0% from 1.8% This was due to increased revenue from newly acquired properties. Administrative costs do not change in direct proportion to revenues due to economies of scale.

     D.   Gain/(Loss) on the Sale of Properties and Securities

          During the current period the Trust sold all or a portion of its shopping centers in Annville, Pennsylvania, Lumberton, North Carolina, and Parkersburg, West Virginia. In the prior year's comparable period shopping centers in Chinoe, Kentucky and New Bern, North Carolina were sold. These transactions resulted in a net loss of $75,000 in the current period and a net gain of $412,000 in the prior year's comparable period.

III. Results of operations for the three months ended April 30, 1997 and 1996

     A.   Revenues

          Total revenues increased approximately $8.7 million to $52.1 million. The increase came primarily as a result of the acquisition of 29 properties since January 31, 1996.

     B.   Operating Expenses

          Operating costs and leasehold rents increased approximately $3.3 million to $13.8 million, reflecting the acquisition of properties.

          Real estate and other taxes increased approximately
          $0.4 million to $4.5 million. The principal reason for this increase was the larger portfolio of properties.

          Interest expense increased approximately $2.4 million to $6.8 million. This increase was due to outstanding mortgages and notes payable.

          Depreciation and amortization of properties increased approximately $1.1 million to $6.4 million. This increase was the result of the acquisition of properties.

          Provision for doubtful accounts, net of recoveries, increased $192,000 to $845,000. This increase was due primarily to a decrease in the amount of bad debt recovery and an increase in rental revenues.

     C.   Administrative Expenses

          Administrative expenses as a percent of revenue declined to 1.0% from 1.6%. This was due to increased revenue from newly acquired properties. Administrative costs do not change in direct proportion to revenues due to economies of scale.

     D.   Gain/(Loss) on the Sale of Properties and Securities

          During the current period all or a portion of the shopping centers in Parkersburg, West Virginia and Lumberton, North Carolina were sold. In the prior year's comparable period a shopping center in New Bern, North Carolina was sold. These transactions resulted in a net loss of $144,000 in the current period and a loss of $370,000 in the prior year's comparable period.

                   PART II - OTHER INFORMATION

Item 4.   None.

Item 5.   Other Information
          (Unaudited) Pro Forma Financial Information

     The Trust acquired eight shopping centers and ten apartment complexes during the nine months ended April 30, 1997. The pro forma financial information for the nine months ended April 30, 1997 shown below is based on historical statements of the Trust after giving effect to the acquisitions as if such acquisitions took place on August 1, 1996. The approximately $137.4 million aggregate acquisition cost was funded by the assumption of an existing mortgage and $127.3 million in cash.

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

                                         NEW PLAN REALTY TRUST AND SUBSIDIARIES
                             UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                            NINE MONTHS ENDED APRIL 30, 1997
                                       (In thousands except for per share amounts)


                                                HISTORICAL     PRO FORMA                          OTHER
                                                  ACQUI         ADJUST-                           ADJUST-    PRO FORMA AS
                                AS REPORTED      SITION(1)       MENTS          PRO FORMA          MENTS        ADJUSTED
                                -----------      ---------     ----------       ----------        ------     ------------
REVENUES:
RENTAL REVENUES                  $147,719         $4,793                        $152,512         $219(5)       $152,731
INTEREST AND DIVIDENDS              3,277                      ($584) (2)          2,693                          2,693
   TOTAL REVENUE                  150,996          4,793        (584)            155,205             219        155,424
OPERATING EXPENSES:
OPERATING COST                     54,138          1,702                          55,840                         55,840
INTEREST EXPENSE                   19,758                       1,153 (3)         20,911                         20,911
DEPRECIATION EXPENSE               18,252                         714 (4)         18,966                         18,966
TOTAL OPERATING EXPENSES           92,148          1,702            1,867         95,717                         95,717

OTHER DEDUCTIONS                    1,525                                          1,525                          1,525
LOSS ON SALE OF PROPERTIES,
 AND SECURITIES NET

                                       68                                             68                             68

NET INCOME                        $57,255         $3,091         ($2,451)        $57,895            $219        $58,114

NET INCOME PER SHARE               $  .98                                         $  .99                         $ 1.00
AVERAGE SHARES OUTSTANDING         58,353                                         58,353                         58,353

Notes:

(1)  Represents historical results of acquired properties for the period prior to acquisition.

(2)  The Pro Forma Adjustment resulting in a reduction of interest and dividend revenue is due to use of cash to acquire these properties.  The interest rate used was 4%.

(3)  The Pro Forma Adjustment for interest expense is a result of the additional borrowings required to acquire these properties.
     The weighted average interest rate is 6.53%.

(4)  The Pro Forma Adjustment for depreciation is an estimate of the depreciation expense for the portion of the nine month period that predates the Trust's ownership.  The estimated useful life of the real estate is forty years.

(5)  Other Adjustments are a result of revenue from leases executed after the acquisition.

Item 6.   Exhibits and Reports on Form 8-K

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

Dated: June 11, 1997

                      NEW PLAN REALTY TRUST



                      By:/s/ Michael I. Brown
                         ---------------------
                         MICHAEL I. BROWN
                         Chief Financial Officer,
                         Controller

                          EXHIBIT INDEX


Number           Description                           Page
------           -----------                           ----
11               Statement Regarding Computation
                   of Per Share Earnings                    14

12.1             Ratio of Earnings to Fixed Charges         15


12.2             Calculation of Ratio of Earnings
                   to Fixed Charges                         16

27               Financial Data Schedule