Form 10-K
period 1997-07-31
NEW PLAN REALTY TRUST
filed 1997-10-10
CIK 71519

=================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996] For the fiscal year ended July 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from __________ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                          YES   X       NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,385,513,196 based on the closing price on the New York Stock Exchange for such stock on September 12, 1997.

The number of shares of the Registrant's Shares of Beneficial Interest outstanding was 58,964,171 as of October 6, 1997.

                    Documents Incorporated By Reference

Portions of the 1997 New Plan Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on December 10, 1997 are incorporated by reference into Part III.

===========================================================================

                             TABLE OF CONTENTS

Item No.                                                     Page
--------                                                    -----

PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .19

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .19

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19
Item 5.  Market for the Registrant's Common Equity and
         Related Shareholder Matters. . . . . . . . . . . . . . . . . . .19

Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . .22

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . . . .23


Item 7A. Quantitative and Qualitative Disclosures About Market Risk . . .25

Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . .26

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . . . . . .26

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

Item 10. Trustees and Executive Officers of the Trust . . . . . . . . . .26

Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . .27

Item 12. Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . . . . . . . . .27

Item 13. Certain Relationships and Related Transactions . . . . . . . . .27

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

Item 14. Exhibits, Consolidated Financial Statements,
         Consolidated Financial Statement Schedules, and Reports
         on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .28

                                  PART I

     This Form 10-K, together with other statements and information publicly disseminated by New Plan Realty Trust (the "Registrant" or the "Trust"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Risks and other factors that might cause such differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; financial stability of tenants; the rate of revenue increases versus expense increases, as well as other risks listed from time to time in this Form 10-K and in the Company's other reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.

Item 1.   Business

(a)  General Development of Business

     The Trust, a self-administered and self-managed equity real estate investment trust, was organized on July 31, 1972 as a business trust under the laws of the Commonwealth of Massachusetts. The Trust is the successor to the original registrant (Reg. No. 2-19671), New Plan Realty Corporation, which was incorporated under the laws of the State of Delaware on December 4, 1961.

(b)  Financial Information About Industry Segments

     The Trust is in the business of managing, operating, leasing, acquiring, developing and investing in shopping centers, factory outlet centers and apartment complexes. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.

(c)  Narrative Description of Business

     General

     At September 9, 1997, the Trust owned fee, mortgage or leasehold interests in 131 shopping centers containing an aggregate of approximately 18,905,000 gross rentable square feet, six factory outlet centers containing an aggregate of approximately 1,752,000 gross rentable square feet and 49 apartment complexes containing 11,288 units, all located in 23 states. The average occupancy rates at July 31, 1997 for the shopping centers, factory outlet centers and apartment complexes were approximately 89%, 93% and 95%, respectively.

     The Trust is self-administered and self-managed and does not engage or pay a REIT advisor because the Trust personnel manage and maintain all of the Trust's properties.

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

     The Trust generally has acquired properties for cash. It is management's belief that its ability to purchase available properties for cash enhances its negotiating position in obtaining attractive purchase prices. In a few instances properties have been acquired subject to existing mortgages. Long-term debt of the Trust at July 31, 1997, consisted of $65.6 million of mortgages having a weighted average interest rate of 7.79% and unsecured notes aggregating $412.6 million having a weighted average interest rate of 6.88%. In July 1997 the Trust issued 150,000 shares of Series A Cumulative Preferred Stock (the "Cumulative Preferred Shares"). In connection with the issuance of Cumulative Preferred Shares, 1,500,000 depositary shares, each representing a 1/10 fractional interest in a Cumulative Preferred Share, were sold to the public. This stock currently pays dividends quarterly at the rate of 7.8% per annum and has a liquidation preference of $500 per share ($50 per depositary share).

     The Trust's short-term debt consists of normal trade payables and the current portion of mortgages payable. As of July 31, 1997 there was no balance outstanding under the Trust's $50 million unsecured line of credit with the Bank of New York, Corestates Bank N.A. and Fleet National Bank.

     Virtually all operating and administrative functions, such as leasing, data processing, finance, accounting, construction and legal, are centrally managed at the Trust's headquarters. In addition, the Trust maintains regional offices located near its various properties. On-site functions such as security, maintenance, landscaping and other similar activities are either performed by the Trust or subcontracted. The cost of these functions are passed through to tenants to the extent permitted by the respective leases.

     Developments During the 1997 Fiscal Year

     In the fiscal year ended July 31, 1997, the Trust acquired 16 shopping centers containing an aggregate of approximately 2.5 million gross rentable square feet and 13 apartment complexes containing 3,810 units. The newly acquired properties are located in Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Michigan, Missouri, Nevada, Ohio, Pennsylvania, Tennessee and Virginia. The aggregate purchase price for all of the properties, including assumed mortgages, was approximately $281 million. In April 1997 construction was completed on the Trust's Six Flags Factory Outlet in Jackson, New Jersey.

     Between July 31, 1997 and September 9, 1997 the Trust purchased one apartment complex containing 184 units and three shopping centers containing an aggregate of approximately 479,000 gross rentable square feet. The newly acquired properties are located in New York, North Carolina and Florida. The aggregate purchase price for these properties was approximately $28.7 million.

     Gross revenues, net income and funds from operations of the Trust for the fiscal year ended July 31, 1997 were the largest in the Trust's history. Funds from operations applicable to shares of beneficial interest, defined as net income plus depreciation and amortization of real estate, less gains from asset sales, less preferred stock dividend requirements, was approximately $101.6 million ($1.74 per share).

     Competition

     The success of the Trust depends, among other factors, upon the trends of the economy, including interest rates, construction costs, income tax laws, increases or decreases in operating expenses, governmental regulations and legislation, including environmental requirements, real estate fluctuations, retailing trends, population trends, zoning laws, the financial condition and stability of tenants, the availability of financing and capital on satisfactory terms and the ability of the Trust to compete with others for tenants and keep its properties leased at profitable levels. The Trust competes for properties with an indeterminate number of investors, including domestic and foreign corporations and financial institutions, other real estate investment trusts, life insurance companies, pension funds and trust funds.

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

     Employees

     As of September 9, 1997, the Trust employed 602 individuals, including
executive, administrative and field personnel.   The Trust considers its
relations with its personnel to be good.

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

Item 2.    Properties

     The location, general character and primary occupancy information with respect to the Trust's properties as of July 31, 1997 (including acquisitions through September 9, 1997) are set forth on the Summary of Properties Schedule on the pages immediately following.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                           Summary of Properties
                             At July 31, 1997
             (Includes acquisitions through September 9, 1997)

                                  Description
                         |---------------------------|  Type of    Percent
    Property              Sq. Ft.    Units     Acres    Interest   Rented
 ---------------          -------    -----     -----    --------   -------
   Apartments
-----------------

BRECKENRIDGE APARTMENTS                120        7      Fee           94
BIRMINGHAM       AL

DEVONSHIRE PLACE                       284       16      Fee           98
BIRMINGHAM       AL

COURTS AT WILDWOOD                     220       22      Fee           98
BIRMINGHAM       AL

THE CLUB APARTMENTS                    292       23      Fee           95
BIRMINGHAM       AL

PLANTATION APARTMENTS                  120        6      Fee           99
MOBILE           AL

MAISON DE VILLE APTS                   347       20      Fee           99
MOBILE           AL

MAISON IMPERIAL APTS                    56        6      Fee           98
MOBILE           AL

KNOLLWOOD APARTMENTS                   704       43      Fee           99
MOBILE           AL

HILLCREST APARTMENTS                   140        7      Fee           99
MOBILE           AL

RODNEY APARTMENTS                      207       11      Fee           88
DOVER            DE

MAYFAIR APARTMENTS                      96        7      Fee           98
DOVER            DE

LAKE PARK APARTMENTS                   227       10      Fee           95
LAKE PARK        FL

CAMBRIDGE APARTMENTS                   180       12      Fee           99
ATHENS           GA

TARA APARTMENTS                        240       19      Fee           94
ATHENS           GA

REGENCY CLUB APARTMENTS                232       17      Fee           97
EVANSVILLE       IN

HAWTHORNE HEIGHTS APTS                 241       15      Fee           94
INDIANAPOLIS     IN

JAMESTOWN APARTMENTS                   125        8      Fee           95
LEXINGTON        KY

SADDLEBROOK APARTMENTS                 455       20      Fee           95
LEXINGTON        KY

POPLAR LEVEL APARTMENTS                 88        3      Fee           99
LOUISVILLE       KY

LA FONTENAY APARTMENTS                 248       17      Fee           99
LOUISVILLE       KY

CHARLESTOWN @ DOUGLASS HILLS           244       27      Fee           95
LOUISVILLE       KY

RIVERCHASE APARTMENTS                  203        5      Fee           91
NEWPORT          KY

SHERWOOD ACRES APARTMENTS              612       26      Fee           88
BATON ROUGE      LA

FORESTWOOD APARTMENTS                  272       11      Fee           87
BATON ROUGE      LA

WILLOW BEND LAKE APARTMENTS            360       25      Fee           90
BATON ROUGE      LA

DEERHORN VILLAGE APARTMENTS            309       36      Fee           98
KANSAS CITY      MO

CARDINAL WOODS APARTMENTS              184       17      Fee (1)
CARY             NC

MEADOW EAST APARTMENTS                 100       15      Fee          100
POTSDAM          NY

MOHAWK GARDEN APARTMENTS               208       12      Fee           88
ROME             NY

SPRING CREEK APARTMENTS                288       19      Fee           99
COLUMBUS         OH

ARLINGTON VILLAGE APARTMENTS           164       10      Fee           96
FAIRBORN         OH

CHESTERFIELD APARTMENTS                104        9      Fee           95
MAUMEE           OH

GOLDCREST APARTMENTS                   173        9      Fee           95
SHARONVILLE      OH

CAMBRIDGE PARK APTS                    196       14      Fee          100
UNION TWP-CINN   OH

GOVERNOUR'S PLACE APARTMENTS           130        9      Fee           98
HARRISBURG       PA

HARBOUR LANDING APARTMENTS             208       15      Fee           98
COLUMBIA         SC

SEDGEFIELD APARTMENTS                  280       19      Fee           89
FLORENCE         SC

TURTLE CREEK APARTMENTS                152       13      Fee           96
GREENVILLE       SC

HICKORY LAKE APARTMENTS                322       26      Fee           90
ANTIOCH          TN

COURTS @ WATERFORD PLACE               318       26      Fee           96
CHATTANOOGA      TN

ASHFORD PLACE APARTMENTS               268       16      Fee           98
CLARKSVILLE      TN

THE PINES APARTMENTS                   224       10      Fee           99
CLARKSVILLE      TN

CEDAR VILLAGE APARTMENTS               170       11      Fee           99
CLARKSVILLE      TN

PADDOCK PLACE APARTMENTS               240       11      Fee           95
CLARKSVILLE      TN

LANDMARK ESTATES APARTMENTS             92        9      Fee           95
EAST RIDGE       TN

MILLER CREST APARTMENTS                121       16      Fee           99
JOHNSON CITY     TN

CEDAR BLUFF APARTMENTS                 192       32      Fee          100
KNOXVILLE        TN

COUNTRY PLACE APARTMENTS               312       27      Fee           96
NASHVILLE        TN

WOODBRIDGE APARTMENTS                  220       19      Fee           95
NASHVILLE        TN

Factory Outlets
---------------
BARSTOW FACTORY OUTLET     334,000               49      Fee           96
BARSTOW          CA

ST AUGUSTINE OUTLET CENTER 335,000               32      Fee           99
ST AUGUSTINE     FL

BRANSON FACTORY OUTLET     317,000               39      Fee &         91
BRANSON          MO                                      Leasehold

OSAGE FACTORY OUTLET
VILLAGE                    400,000              147      Fee           99
OSAGE BEACH      MO

SIX FLAGS FACTORY
OUTLET CENTER              190,000               55      Fee           91
JACKSON          NJ

FT CHISWELL FACTORY
OUTLET                     176,000               55      Fee           69
MAX MEADOWS      VA

Miscellaneous
-------------
PIZZA HUT - PAD              4,000                1      Fee          100
GREENVILLE       NC

HARDEES - PAD                4,000                      Leasehold     100
HANOVER          PA

PIZZA HUT - PAD              3,000                      Leasehold     100
HARRISONBURG     VA

Mortgages Receivable
--------------------
SHOPPING CENTER - NEW BERN  99,000               17      $750,000
NEW BERN         NC                                      First
                                                         Mortgage
NEWDON PLAZA               105,000               10      $10,350,000
NEW CITY         NY                                      First
                                                         Mortgage
WHITESTOWN PLAZA            83,000               11      $4,205,000
WHITESBORO       NY                                      First
                                                         Mortgage
LAUREL MALL                333,000               57      $5,180,000
CONNELLSVILLE    PA                                      First
                                                         Mortgage
SHOPPING CENTER - HANOVER   87,000               12      $700,000
HANOVER          PA                                      First
                                                         Mortgage
SHOPPING CENTER -
HARRISONBURG               119,000               10      $794,500
HARRISONBURG     VA                                      First
                                                         Mortgage
Office Building
---------------
INSTITUTE FOR DEFENSE
ANALYSES                    51,000                8      Leasehold    100
PRINCETON        NJ

Shopping Centers
----------------
CLOVERDALE VILLAGE          59,000                6      Fee          100
FLORENCE         AL

RODNEY VILLAGE             216,000               15      Fee           73
DOVER            DE

DOVERAMA @ RODNEY VILLAGE   30,000                1      75% Owned    100
DOVER            DE

REGENCY PARK SHOPPING
CENTER                     328,000               30      Fee           93
JACKSONVILLE     FL

SOUTHGATE SHOPPING CENTER  263,000               24      Fee (1)
NEW PORT RICHIE  FL

PRESIDENTIAL PLAZA          67,000                6      Fee          100
NORTH LAUDERDALE FL

PRESIDENTIAL PLAZA WEST     21,000                2      Fee           80
NORTH LAUDERDALE FL

RIVERWOOD SHOPPING CENTER   94,000               15      Fee (1)
PORT ORANGE      FL

RUTLAND PLAZA              150,000               13      Fee           99
ST PETERSBURG    FL

ALBANY PLAZA               114,000                7      Fee           95
ALBANY           GA

SOUTHGATE PLAZA - ALBANY    60,000                5      Fee           92
ALBANY           GA

PERLIS PLAZA               166,000               20      Fee           93
AMERICUS         GA

EASTGATE PLAZA  - AMERICUS  44,000                4      Fee          100
AMERICUS         GA

ROGERS PLAZA                50,000                5      Fee           72
ASHBURN          GA

SWEETWATER VILLAGE          66,000                7      Fee           98
AUSTELL          GA

CEDARTOWN SHOPPING CENTER  107,000               14      Fee          100
CEDARTOWN        GA

CEDAR PLAZA                 83,000                9      Fee          100
CEDARTOWN        GA

CORDELE SQUARE             131,000               11      Fee           91
CORDELE          GA

SOUTHGATE PLAZA - CORDELE   39,000                3      Fee           41
CORDELE          GA

MR B'S                      14,000                1      Fee           29
CORDELE          GA

HABERSHAM VILLAGE          147,000               18      Fee           98
CORNELIA         GA

MIDWAY VILLAGE SHOPPING
CENTER                      73,000               10      Fee           89
DOUGLASVILLE     GA

WESTGATE - DUBLIN          191,000               35      Fee           76
DUBLIN           GA

NEW CHASTAIN CORNERS
SHOPPING C                 109,000               13      Fee           97
MARIETTA         GA

CREEKWOOD SHOPPING CENTER   70,000                9      Fee           98
REX                 GA

VICTORY SQUARE             171,000               35      Fee           97
SAVANNAH         GA

EISENHOWER SQUARE SHOPPING
CENTER                     125,000               12      Fee          100
SAVANNAH         GA

TIFT-TOWN                   61,000                4      Fee           61
TIFTON           GA

WESTGATE - TIFTON           16,000                2      Fee           92
TIFTON           GA

HAYMARKET SQUARE           267,000               28      Fee           91
DES MOINES       IA

HAYMARKET MALL             234,000               22      Fee           65
DES MOINES       IA

SOUTHFIELD PLAZA SHOPPING
CENTER                     208,000               18      Fee           87
BRIDGEVIEW       IL

WESTRIDGE COURT SHOPPING
CENTER                     446,000               50      Fee           96
NAPERVILLE       IL

TINLEY PARK PLAZA          283,000               21      Fee           95
TINLEY PARK      IL

COLUMBUS CENTER            272,000               24      Fee           93
COLUMBUS         IN

JASPER MANOR               194,000               26      Fee           97
JASPER           IN

TOWN FAIR SHOPPING CENTER  114,000               16      Fee           96
PRINCETON        IN

WABASH CROSSING            167,000               18      Fee           98
WABASH           IN

JACKSON VILLAGE            147,000               48      Fee           74
JACKSON          KY

J*TOWN CENTER              187,000               17      Fee           58
JEFFERSONTOWN    KY

NEW LOUISA PLAZA           115,000               20      Fee           85
LOUISA           KY

PICCADILLY SQUARE           96,000               13      Fee           89
LOUISVILLE       KY

EASTGATE SHOPPING CENTER   153,000               18      Fee           99
MIDDLETOWN       KY

LIBERTY PLAZA              216,000               26      Fee           87
RANDALLSTOWN     MD

SHOPPING CENTER -
SALISBURY                  110,000               16      Fee            0
SALISBURY        MD

MAPLE VILLAGE SHOPPING
CENTER                     281,000               32      Fee           94
ANN ARBOR        MI

FARMINGTON CROSSROADS       84,000                8      Fee          100
FARMINGTON       MI

DELTA CENTER               174,000               16      Fee           91
LANSING          MI

HAMPTON VILLAGE CENTRE     460,000               79      Fee           99
ROCHESTER HILLS  MI

FASHION CORNERS            189,000               15      Fee &         87
SAGINAW          MI                                      Leasehold

HALL ROAD CROSSING         176,000               27      Fee           94
SHELBY           MI

DELCO PLAZA                155,000               15      Fee          100
STERLING HEIGHTS MI

WASHTENAW FOUNTAIN PLAZA   136,000               12      Fee           90
YPSILANTI        MI

SHOPPING CENTER -
GOLDSBORO                   80,000               10      Fee          100
GOLDSBORO        NC

SHOPPING CENTER - WILSON   105,000               17      Fee           76
WILSON           NC

LAUREL SQUARE              246,000               35      Fee           96
BRICKTOWN        NJ

HAMILTON PLAZA             149,000               18      Fee           99
HAMILTON         NJ

BENNETTS MILLS PLAZA       102,000               12      Fee           98
JACKSON          NJ

MIDDLETOWN PLAZA           123,000               19      Fee           74
MIDDLETOWN       NJ

RENAISSANCE CENTER EAST    146,000               14      Fee           94
LAS VEGAS        NV

UNIVERSITY MALL             78,000               25      Fee           73
CANTON           NY

CORTLANDVILLE              100,000               13      Fee           95
CORTLAND         NY

KMART PLAZA                116,000               11      Fee          100
DEWITT           NY

D & F PLAZA                192,000               30      Fee           48
DUNKIRK          NY

SHOPPING CENTER - ELMIRA    54,000                5      Fee          100
ELMIRA           NY

PYRAMID MALL               233,000               37      Fee           82
GENEVA           NY

SHOPPING CENTER -
GLOVERSVILLE                45,000                4      Fee          100
GLOVERSVILLE     NY

MCKINLEY PLAZA              93,000               20      Fee           89
HAMBURG          NY

CAYUGA PLAZA               208,000               22      Fee           98
ITHACA           NY

SHOPS @ SENECA MALL        237,000               30      Fee           73
LIVERPOOL        NY

TRANSIT ROAD PLAZA         138,000               15      Fee           79
LOCKPORT         NY

SHOPPING CENTER - MARCY    123,000               21      Fee            2
MARCY            NY

WALLKILL PLAZA             203,000               24      Fee           95
MIDDLETOWN       NY

MONROE SHOPRITE PLAZA      122,000               12      Fee (1)
MONROE           NY

ROCKLAND PLAZA             260,000               28      Fee           97
NANUET           NY

SOUTH PLAZA                144,000               36      Fee           88
NORWICH          NY

WESTGATE PLAZA - ONEONTA    72,000               11      Fee           92
ONEONTA          NY

OSWEGO PLAZA               128,000               20      Fee           90
OSWEGO           NY

MOHAWK ACRES               107,000               13      Fee           78
ROME             NY

MONTGOMERY WARD             84,000                7      Fee          100
ROME             NY

PRICE CHOPPER PLAZA         78,000                6      Fee          100
ROME             NY

WESTGATE MANOR PLAZA -
ROME                        66,000               15      Fee           59
ROME             NY

NORTHLAND                  123,000               23      Fee           92
WATERTOWN        NY

HARBOR PLAZA                52,000                7      Fee           80
ASHTABULA        OH

BELPRE PLAZA                89,000                8      Leasehold     78
BELPRE           OH

SOUTHWOOD PLAZA             83,000               44      Fee           92
BOWLING GREEN    OH

BRENTWOOD PLAZA            235,000               20      Fee           64
CINCINNATI          OH

DELHI SHOPPING CENTER      166,000               15      Fee           93
CINCINNATI       OH

WESTERN VILLAGE SHOPPING
CENTER                     139,000               13      Fee           99
CINCINNATI          OH

SOUTH TOWNE CENTRE         309,000               29      Fee           99
DAYTON           OH

HERITAGE SQUARE            232,000               29      Fee           89
DOVER            OH

MIDWAY CROSSING            139,000               15      Fee           941
ELYRIA           OH

FAIRFIELD MALL              74,000                9      Fee           92
FAIRFIELD        OH

SILVER BRIDGE PLAZA        146,000               20      Fee           96
GALLIPOLIS       OH

SHOPPING CENTER - GENOA     17,000                2      Fee           85
GENOA            OH

PARKWAY PLAZA              141,000               12      Fee           74
MAUMEE           OH

NEW BOSTON SHOPPING
CENTER                     234,000               22      Fee           99
NEW BOSTON       OH

MARKET PLACE               169,000               18      Fee           96
PIQUA            OH

CENTRAL AVE MARKET PLACE   157,000               18      Fee           98
TOLEDO           OH

BETHEL PARK PLAZA          224,000               23      Fee           96
BETHEL PARK      PA

DILLSBURG SHOPPING CENTER   69,000               22      Fee          100
DILLSBURG        PA

NEW GARDEN SHOPPING
CENTER                     149,000               19      Fee           70
KENNETT SQUARE   PA

STONEMILL PLAZA             95,000               21      Fee           92
LANCASTER        PA

CROSSROADS PLAZA           105,000               14      Fee           98
MT. PLEASANT     PA

STRAWBRIDGE'S              313,000                       Fee (A)      100
PHILADELPHIA     PA

ROOSEVELT MALL NE          250,000               36      Leasehold (A) 96
PHILADELPHIA     PA

IVYRIDGE SHOPPING
CENTER                     112,000                9      Fee          100
PHILADELPHIA     PA

ROOSEVELT MALL ANNEX        36,000                       Fee (A)      100
PHILADELPHIA     PA

ST MARY'S PLAZA            108,000               11      Fee           99
ST MARY'S        PA

NORTHLAND CENTER           105,000               15      Fee &         98
STATE COLLEGE    PA                                      Leasehold

SHOPS AT PROSPECT           63,000                9      Fee           94
WEST HEMPFIELD   PA

YORK MARKETPLACE           256,000               34      Fee &        100
YORK             PA                                      Leasehold

CONGRESS CROSSING          172,000               39      Fee          100
ATHENS           TN

GREENEVILLE COMMONS        223,000               26      Fee          100
GREENEVILLE      TN

KINGS GIANT SHOPPING
CENTER                     162,000               18      Leasehold     94
KINGSPORT        TN

GEORGETOWN SQUARE          104,000               11      Fee           94
MURFREESBORO     TN

SHOPPING CENTER -
COLONIAL HTS                82,000               10      Fee            0
COLONIAL HEIGHTS VA

HANOVER SQUARE SHOPPING
CENTER                     130,000               14      Fee          100
MECHANICSVILLE   VA

VICTORIAN SQUARE           271,000               34      Fee           99
MIDLOTHIAN       VA

CAVE SPRING CORNERS
SHOPPING CENTER            171,000               16      Fee          100
ROANOKE          VA

SHOPPING CENTER -
SPOTSYLVANIA                87,000                8      Fee          100
SPOTSYLVANIA     VA

RIDGEVIEW CENTRE           177,000               30      Fee           96
WISE             VA

MOUNDSVILLE PLAZA          170,000               29      Fee           64
MOUNDSVILLE      WV

GRAND CENTRAL PLAZA         73,000                7      Leasehold    100
PARKERSBURG      WV

KMART PLAZA                106,000               14      Fee          100
VIENNA           WV

Vacant Land
-----------------

1 NORTH CENTRAL AVENUE      15,000                1      Fee
HARTSDALE        NY
___________________
</TANBLE>
(A)  The acreage of this property has been included in the acreage of the
     Roosevelt Mall NE shopping center.
(1)  Property purchased after July 31, 1997.
Item 3.   Legal Proceedings

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


                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder
Matters

     (a)  Market Information

     The following table shows the high and low sales price for the Trust's shares of beneficial interest on the New York Stock Exchange, and, prior to June 12, 1986, on the American Stock Exchange, and cash distributions paid for the periods indicated. Figures are adjusted to give effect to a 2-for-
1 stock split on February 1, 1983 and a 3-for-2 stock split on April 1, 1986.

       Fiscal Year Ended                            Cash Distributions
           July 31,          High          Low        Paid per Share
       -----------------     ----          ---      ------------------

             1983           $ 9.50       $ 4.96           $ .51
             1984             8.50         7.25             .57
             1985            11.92         7.50             .65
             1986            14.50        10.00             .73
             1987            18.38        13.00             .81
             1988            17.63        10.75             .89
             1989            17.88        14.38             .97
             1990            19.13        14.88            1.05
             1991            21.25        13.75            1.13
             1992            25.00        19.63            1.21
             1993            26.38        21.50            1.275
             1994            26.38        20.38            1.315
             1995            22.63        18.75            1.355

            1996
         First Quarter       23.00        21.13             .345
        Second Quarter       22.13        20.75             .3475
         Third Quarter       22.13        20.00             .35
        Fourth Quarter       21.75        19.88             .3525
                                                            -----
                                       TOTAL               1.395

            1997
         First Quarter       22.00        21.13             .3550
        Second Quarter       25.63        21.63             .3575
         Third Quarter       24.50        21.38             .3600
        Fourth Quarter       23.63        21.50             .3625
                                                            -----
                                       TOTAL               1.435


     (b)  Holders

     The approximate number of record holders of the Trust's shares of beneficial interest, no par value ("Common Shares") (the only class of common equity), at September 12, 1997 was 13,745.

     (c)  Distributions

     The Trust made distributions to shareholders aggregating $1.435 per share during the fiscal year ended July 31, 1997. Of this distribution, it is estimated that $1.326 will qualify as ordinary income, $0 will qualify as capital gain distribution and $.109 will qualify as a return of capital.

     The Trust has paid regular and uninterrupted cash distributions on its Common Shares since it commenced operations as a real estate investment trust in 1972. Since inception, each dividend has either been equal to or greater than the dividend preceding it, and the dividends have been increased in each of the last 73 consecutive quarters.

     The Trust intends to continue to declare quarterly distributions on its Common Shares. However, no assurances can be made as to the amounts of future distributions since such distributions are subject to the Trust's cash flow from operations, earnings, financial condition, capital requirements and such other factors as the Board of Trustees deems relevant. The principal factor in the determination of the amounts of distributions is the requirement of the Code that a real estate investment trust must distribute at least 95% of its real estate investment trust taxable income. The amount of cash available for distribution is impacted by capital expenditures to the extent the Trust were to fund such expenditures out of cash from operations.

     The Trust has a Dividend Reinvestment and Share Purchase Plan (the
"Plan") which allows shareholders to acquire additional Common Shares by automatically reinvesting distributions. Common Shares are acquired pursuant to the Plan at a price equal to 95% of the market price of such Common Shares, without payment of any brokerage commission or service charge. The Plan also allows shareholders to purchase additional Common
Shares on the dividend payment date, at 100% of the average of the high and low sales price of such Common Shares on that date. At present, approximately 69% of the Trust's shareholders of record participate in the Plan, including members of the Newman family and executive officers and trustees of the Trust.

Item 6.   Selected Financial Data

          The financial data included in this table have been selected by the Trust and have been derived from the consolidated financial statements for the years indicated and should be read in conjunction with the audited financial statements included in item 14(a) of this Form 10-K.

                               NEW PLAN REALTY TRUST AND SUBSIDIARIES

                                                       Year Ended July 31,
                                                       -------------------
                                1997           1996           1995            1994         1993
                                ----           ----           ----            ----         ----
Statement of
Income Data:
------------
Revenue                   $  206,820,928   $167,605,981   $130,576,129   $100,954,515  $ 76,308,770

Operating expenses           127,578,431     94,867,530     65,572,225     46,913,963    31,400,256
                          --------------   ------------   ------------   ------------  ------------
                              79,242,497     72,738,451     65,003,904     54,040,552    44,908,514
(Loss)/Gain on sales
of properties and
securities, net                  (2,657)        398,498        227,638        989,867       939,878
                          --------------   ------------   ------------   ------------  ------------
                              79,239,840     73,136,949     65,231,542     55,030,419    45,848,392
Other deductions               2,203,045      2,616,138      2,515,669      2,713,163     2,619,754
                          ---------------  ------------   ------------   ------------  ------------
Net income                $   77,036,795   $ 70,520,811   $ 62,715,873   $ 52,317,256  $ 43,228,638
                          ===============  ============   ============   ============  ============
Net income
 per share of
 beneficial interest      $         1.31   $       1.25   $       1.19   $       1.06  $        .89
                          ------------------------------------------------------------ ------------
Balance Sheet Data:
-------------------
Total assets              $1,261,143,790   $945,393,725   $796,636,475   $616,992,574  $534,247,738
                          --------------   ------------   ------------   ------------  ------------
Long term
 obligations              $  478,206,839   $238,426,049   $206,652,468   $ 28,060,067  $ 23,321,235
                          --------------   ------------   ------------   ------------  ------------
Other Data:
-----------
Distributions
 per common share         $        1.435   $      1.395   $      1.355   $      1.315  $      1.275
                          --------------   ------------   ------------   ------------  ------------
Funds from operations
 per share of beneficial
 interest(1)              $         1.74   $       1.60   $       1.47   $       1.27  $       1.02
                          --------------   ------------   ------------   ------------  ------------

_____________________________
(1)  Represents funds from operations less preferred stock dividend requirements divided by the weighted average shares of beneficial interest outstanding.  Funds from operations is defined as net income plus depreciation and amortization of real estate less gains from sales of securities and properties.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

(a)  Liquidity and Capital Resources

     At July 31, 1997, the Trust had approximately $42.8 million in available cash and cash equivalents, $2 million in marketable securities and $23.1 million in mortgages receivable.

     During the year the Trust issued $223 million of unsecured notes. Three of these note issues, aggregating $99 million, have variable interest rates ranging from 5.86% to 5.91% per annum and four of these note issues, aggregating $124 million, have interest rates ranging from 5.95% to 7.68% per annum. In July 1997 the Trust issued 150,000 Series A Cumulative Preferred Shares with a liquidation preference of $75 million for $73 million net of issuance costs. The shares pay dividends at the rate of 7.8% of the liquidation preference through September 15, 2012 and at the rate of 9.8% thereafter. They are redeemable at the option of the Trust on or after June 15, 2007 at the liquidation preference of $500 per share.
The Trust maintains a $50 million unsecured credit facility, which it expects to renew under substantially similar terms prior to such credit facility's expiration in December 1997.

     Debt at July 31, 1997 consisted of $65.6 million of mortgages payable with a weighted average interest rate of 7.79% and unsecured notes aggregating $412.6 million with a weighted average interest rate of 6.88%. The $16.6 million increase in mortgages payable was the net result of the assumption of $17.5 million in connection with the purchase of properties and the repayment of $900,000 of existing mortgages. The increase in other liabilities is due to increases in interest payable, accrued construction costs and real estate taxes payable. These increases are due primarily to the larger portfolio of properties and the increase in notes payable.
Short term debt consists of normal trade payables and the current portion of mortgages payable.

     During the fiscal year $16.5 million of funds were provided from the Dividend Reinvestment and Share Purchase Plan. The Trust made distributions of $83.8 million to shareholders, paid $274.6 million to acquire properties and complete the construction of the Six Flags Factory Outlet Center, and invested $8 million in expansion and improvement of properties.

     Other sources of funds are available to the Trust. Based on management's internal valuation of the Trust's properties, most of which are free and clear of mortgages, the estimated value is considerably in excess of the outstanding mortgage indebtedness totaling $65.6 million. Accordingly, management believes that potential exists for additional mortgage financing as well as unsecured borrowing capacity from public debt financing, banks and other lenders.

(b)  Results of Operations

Fiscal year Ended July 31, 1997 Compared to Fiscal Year Ended July 31, 1996

     In fiscal 1997, total revenues increased $39.2 million to $206.8 million. The increase was in the rental income and related revenues category and came from properties in the portfolio which were acquired in fiscal 1997 or were owned for less than a full year in fiscal 1996. Interest and dividend income decreased slightly.

     Operating expenses increased $32.7 million to $127.6 million. Operating costs, real estate and other taxes, and depreciation and amortization increased primarily because of property acquisitions.
Interest expense increased $10.7 million to $28.3 million due to a higher level of outstanding debt during fiscal 1997. The increase in the provision for doubtful accounts reflects a larger revenue base and a higher level of receivables. Administrative expenses as a percent of revenue declined to 1.1% of revenue from 1.6% due to increased revenue from newly acquired properties; these costs do not increase in direct proportion to revenue due to economies of scale.

     Income before (loss)/gain on sale of properties and securities increased $6.9 million to $77 million. During the fiscal year three former Nichols stores, in Annville and Hanover, Pennsylvania and Lumberton, North Carolina were sold.

     Net income applicable to shares of beneficial interest increased $6.1 million to $77 million and earnings per share of beneficial interest increased to $1.31 per share from $1.25 per share.

     Funds from operations, defined as net income plus depreciation and amortization of real estate less net gains from the sale of assets, increased $11.9 million to $102 million. Funds from operations per share of beneficial interest, defined as funds from operations less preferred stock dividend requirements divided by the weighted average number of shares of beneficial interest outstanding, increased to $1.74 from $1.60. Funds from operations do not necessarily represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or as an alternative to cash flow as a measure of liquidity.

     During fiscal 1997, distributions declared and paid were $1.435 per share of beneficial interest, a $.04 per share increase over fiscal 1996. The most recent distribution declaration for shares of beneficial interest was $.365 per share which is $1.46 per share on an annualized basis.

Fiscal Year Ended July 31, 1996 Compared to Fiscal Year Ended July 31, 1995

     In fiscal 1996, total revenues increased $37 million to $167.6 million. Rental income and related revenues increased $36.4 million to $162.8 million. The increase in rental revenue came primarily from properties in the portfolio which were acquired in fiscal 1996 or were owned for less than a full year in fiscal 1995. In addition, increased revenue from all property categories, apartments, factory outlets and shopping centers, owned prior to fiscal 1995 contributed to the rental revenue increase.

     Interest and dividend income increased $.7 million due to higher average investment balances.

     Operating expenses increased $29.3 million to $94.9 million. Operating costs, real estate and other taxes, and depreciation and amortization increased primarily because of property acquisitions. Interest expense increased $10.4 million to $17.6 million due to a higher level of outstanding debt during fiscal 1996. The increase in the provision for doubtful accounts reflects a much larger revenue base and a higher level of receivables. Administrative expenses as a percent of revenue declined to 1.6% from 1.9% due to increased revenue from newly acquired properties; these costs do not increase in direct proportion to revenue due to economies of scale.

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

     Net income increased $7.8 million to $70.5 million and earnings per share of beneficial interest increased to $1.25 per share from $1.19 per share.

     Funds from operations, defined as net income plus depreciation and amortization of real estate less net gains from the sale of assets, increased $12.6 million to $90.1 million, and funds from operations per share of beneficial interest increased to $1.60 from $1.47. Funds from operations do not necessarily represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or as an alternative to cash flow as a measure of liquidity.

     During fiscal 1996, distributions declared and paid were $1.395 per share of beneficial interest, a $.04 per share of beneficial interest increase over the preceding year.

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

     Operating expenses increased $18.7 million to $65.6 million.
Operating costs, real estate taxes and depreciation and amortization increased primarily because of property acquisitions. Interest expense increased because of the issuance of $181 million face amount of Senior Notes. The decrease in the provision for doubtful accounts was mostly due to higher recoveries in fiscal 1995. In fiscal 1995 the Trust had bad debt recoveries of $501,000 versus $261,000 in fiscal 1994. Administrative expenses as a percentage of revenue decreased to 1.9% from 2.67% due primarily to increased revenue from newly acquired properties; these costs do not vary in proportion to revenue.

     Income before gains on sales of properties and securities increased $11.2 million to $62.5 million. During the year, a very small shopping center in Millersberg, Ohio and an outparcel at the New Bern, North Carolina shopping center were sold. Net income increased $10.4 million to $62.7 million and earnings per share of beneficial interest increased to $1.19 from $1.06.

     Funds from operations, defined as net income plus depreciation and amortization of real estate less gains from the sale of assets, increased $14.9 million to $77.5 million, and funds from operations per share of beneficial interest increased to $1.47 from $1.27. Funds from operations do not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or as an alternative to cash flow as a measure of liquidity.

     During fiscal 1995, distributions declared and paid were $1.355 per share, a $.04 per share of beneficial interest increase over the preceding fiscal year.


Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.   Financial Statements and Supplementary Data

     The response to this item is included in Pages F-1 to F-37 attached to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


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

Executive Officers of the Trust

     The executive officers of the Trust and their principal occupations are as follows:

Name                                 Age
----                                 ---

William Newman. . . . . . . . . . . .71   Chairman of the Board and Chief
  Chairman of the Board of Trustees       Executive Officer of the Trust
  and Chief Executive Officer             since its organization in 1972;
                                          President of the Trust from 1972
                                          to 1988; President of the Trust's
                                          corporate predecessor from 1962
                                          to 1972; formerly Chairman of
                                          National Association of Real
                                          Estate Investment Trusts; active
                                          in real estate for more than 47
                                          years.

Arnold Laubich. . . . . . . . . . . .67   President and Chief Operating
  President, Chief Operating Officer      Officer and Trustee of the Trust
  and Trustee                             since August 1, 1988; President
                                          of Dover Management Corp. (which
                                          managed the Trust's properties)
                                          from 1972 to 1988; Senior Vice
                                          President of the Trust's
                                          predecessor from 1962 to 1972.

James M. Steuterman . . . . . . . . .41   Executive Vice President since
  Executive Vice President and            October 1994; Trustee since 1990;
  Trustee                                 Senior Vice President from 1990
                                          to 1994; Vice President from 1988
                                          to 1990.

Dean Bernstein. . . . . . . . . . . .39   Vice President - Administration
  Vice President - Administration         and Finance since October 1994;
  and Finance and Trustee                 Vice President and Trustee since
                                          1992; Assistant Vice President
                                          from 1991 to 1992; previously a
                                          Vice President in the Real Estate
                                          Group at Chemical Bank for three
                                          years.

William Kirshenbaum . . . . . . . . .61   Vice President of the Trust since
    Vice President, Treasurer             1981; Treasurer since 1983.

Leonard N. Cancell. . . . . . . . . .64   Senior Vice President of the
  Senior Vice President - Operations      Trust since August 1, 1988;
                                          Senior Vice President of Dover
                                          Management from 1972 to 1988;
                                          employee of the Trust's
                                          predecessor from 1964 to 1972.

Michael I. Brown. . . . . . . . . . .55   Chief Financial Officer since
  Chief Financial Officer and             1991; Controller of the Trust
  Controller                              since 1987.

Irwin E. Kwartler . . . . . . . . . .71   Vice President of the Trust since
  Vice President                          1982; previously National Sales
                                          Manager, Kimball Division of
                                          Litton Industries.

Steven F. Siegel. . . . . . . . . . .37   General Counsel and Secretary of
  General Counsel and Secretary           the Trust since October 1991.

Joseph Bosco. . . . . . . . . . . . .48   Vice President of the Trust since
  Vice President -- Apartment             1993; employee of the Trust since
  Operations                              1983.

James DeCicco . . . . . . . . . . . .51   Senior Vice President of the
  Senior Vice President -- Leasing        Trust since March, 1996; Vice
                                          President of the Trust since
                                          1992; employee of the Trust since
                                          1991.

Thomas J. Farrell . . . . . . . . . .40   Vice President and employee of
 Vice President -- Acquisitions           the Trust since 1994; formerly a
                                          Vice President at The Balcor
                                          Company, a real estate company,
                                          for five years.

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

      (b)  Reports on Form 8-K.

          1.   Form 8-K dated June 18, 1997 containing items 2, 5 and 7.

          2.   Form 8-K dated June 30, 1997 containing items 2, 5 and 7.

          3.   Form 8-K dated July 2, 1997 containing items 5 and 7.

          4.   Form 8-K dated July 31, 1997 containing items 5 and 7.

          5.   Form 8-K/A dated September 19, 1997 containing items 5 and
               7.

      (c) Exhibits. The following documents are filed as exhibits to this report:

       *3.1 Amended and Restated Declaration of Trust of New Plan Realty Trust filed as Exhibit 99.3 to the Registrant's Form 8-K dated May 24, 1996.

        4.1    Specimen Certificate for Shares of Beneficial Interest.

       *4.2 Certificate of Designation Supplementing the Amended and Restated Declaration of Trust of New Plan Realty Trust filed as Exhibit 4.1 to the Registrant's Form 8-K dated July 2, 1997.

        4.3 Deposit Agreement dated as of July 3, 1997, among New Plan Realty Trust and BankBoston N.A.

        4.4 Specimen Certificate for 7.80% Series A Cumulative Step-Up Premium Rate Preferred Shares.

        4.5    Specimen Depositary Receipt.

       *9.1 Agreement dated February 26, 1979 among William Newman, Joseph Newman and Melvin Newman filed as Exhibit 9 to Registration Statement No. 2-63669.

       *9.2 Purchase Agreement dated December 18, 1990 between New Plan Realty Trust and Beleggingsmaatschappij Midas B.V.
               (presently known as Stichting Pensioenfonds) filed as
               Exhibit 9.5 to the Registrant's Form 10-K for the fiscal year ended July 31, 1994.

       *9.3 Termination of Purchase Agreement dated December 17, 1981 between New Plan Realty Trust and Merchant Navy Officers Pension Fund Trustees Limited (presently known as MNOPF Trustees Limited) filed as Exhibit 9.6 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

       10.1 Revolving Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of October 29, 1996.

      *10.2 Senior Securities Indenture between New Plan Realty Trust and The First National Bank of Boston, as Trustee, dated as of March 29, 1995 filed as Exhibit 4.2 to Registration Statement No. 33-60045.

      *10.3 7.75% Senior Note Due April 6, 2005 filed as Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

      *10.4 6.8% Senior Note Due May 15, 2002 filed as Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

      *10.5 Distribution Agreement dated May 24, 1996 by and among New Plan Realty Trust, Lehman Brothers, Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Smith Barney Inc., filed as Exhibit 1 to the Registrant's Form 8-K dated May 24, 1996.

      *10.6 Form of Medium Term Note (Fixed Rate) filed as Exhibit 99.1 to the Registrant's Form 8-K dated May 24, 1996.

      *10.7    Form of Medium Term Note (Floating Rate) filed as Exhibit
               99.2 to the Registrant's Form 8-K dated May 24, 1996.

      *10.8 Distribution Agreement dated December 6, 1996 by and among New Plan Realty Trust, Lehman Brothers, Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Salomon Brothers Inc and Smith Barney Inc., filed as Exhibit 1 to the Registrant's Form 8-K dated December 12, 1996.

      *10.9 Form of Medium Term Note (Fixed Rate) filed as Exhibit 4.1 to the Registrant's Form 8-K dated December 12, 1996.

      *10.10   Form of Medium Term Note (Floating Rate) filed as Exhibit
               4.2 to the Registrant's Form 8-K dated December 12, 1996.

       11 Statement of Computation of Earnings Per Share for the Twelve Months Ended July 31, 1997.

       12      Ratio of Earnings to Fixed Charges.

       21      Subsidiaries of the Registrant.

       23      Consent of Coopers & Lybrand L.L.P. dated October 9, 1997.

       27(1)   Financial Data Schedule.

______________________________
  *  Incorporated herein by reference as above indicated.
(1)  Filed as exhibit to electronic filing only.

     (d) Financial Statement Schedules. The following documents are filed as a part of this report:

    The response to this portion of Item 14 is submitted as a separate section of this report.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NEW PLAN REALTY TRUST
                                                (Registrant)

                                              By:/s/ William Newman
                                                 -----------------------
                                                William Newman
                                                Chief Executive Officer
Dated:  October 10, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                  Title                        Date
       ---------                  -----                        ----


/s/ William Newman           Chief Executive Officer      October 10, 1997
-------------------------    and Trustee
William Newman

/s/ Arnold Laubich           President, Chief Operating   October 10, 1997
-------------------------    Officer and Trustee
Arnold Laubich

/s/ Michael I. Brown         Chief Financial Officer and  October 10, 1997
-------------------------    Chief Accounting Officer,
Michael I. Brown             Controller

/s/ James M. Steuterman      Executive Vice President     October 10, 1997
-------------------------    and Trustee
James M. Steuterman

/s/ Dean Bernstein         Vice President -               October 10, 1997
-------------------------    Administration and Finance
Dean Bernstein               and Trustee

/s/ Melvin Newman            Trustee                      October 10, 1997
-------------------------
Melvin Newman


-------------------------    Trustee                      _________, 1997
Norman Gold


-------------------------    Trustee                      _________, 1997
Raymond H. Bottorf


-------------------------    Trustee                      _________, 1997
John Wetzler


-------------------------    Trustee                      _________, 1997
Gregory White

                        ANNUAL REPORT ON FORM 10-K

                 ITEM 8 AND ITEM 14(a)(1), (a)(2) AND (d)

                LIST OF CONSOLIDATED FINANCIAL STATEMENTS,
                          SUPPLEMENTARY DATA AND
                CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                             CERTAIN EXHIBITS

                         YEAR ENDED JULY 31, 1997

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES

                            NEW YORK, NEW YORK

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets as of July 31, 1997 and 1996. . . . . . . . F-3

Consolidated Statements of Income for the years
  ended July 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended July 31, 1997, 1996 and 1995. . . . . . . . . . . F-6

Consolidated Statements of Cash Flows for the years
  ended July 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . F-7

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . F-9


Schedules

II  -     Valuation and Qualifying Accounts . . . . . . . . . . . . . .F-19

III -     Real Estate and Accumulated Depreciation. . . . . . . . . . .F-20

IV  -     Mortgage Loans on Real Estate . . . . . . . . . . . . . . . .F-36

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                     REPORT OF INDEPENDENT AUDITORS


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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Plan Realty Trust and Subsidiaries as of July 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                COOPERS & LYBRAND L.L.P.



New York, New York
September 9, 1997

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          JULY 31, 1997 AND 1996


                                                1997              1996
                                                ----              ----
ASSETS:

Real estate, at cost (Notes A and E)
 Land                                      $  232,501,644   $  174,711,789
 Buildings and improvements                 1,045,273,400      803,229,718

------------------------------------
                                            1,277,775,044      977,941,507

 Less accumulated depreciation and
  amortization                                105,866,380       82,523,169

------------------------------------
                                            1,171,908,664      895,418,338

Cash and cash equivalents (Note A)             42,780,757        4,300,261
Marketable securities (Note B)                  2,034,599        2,095,481
Mortgages and notes receivable (Note C)        23,106,633       23,597,342
Receivables
 Trade and notes, net of allowance for
 doubtful accounts (1997 - $5,581,000;
 1996 - $3,976,500) (Note A)                   12,035,327       11,586,091
 Other (Note D)                                 1,463,943        1,109,164
Prepaid expenses and deferred charges           4,999,889        5,083,827
Other assets                                    2,813,978        2,203,221

------------------------------------
TOTAL ASSETS                               $1,261,143,790   $  945,393,725

====================================


See Notes to Consolidated Financial Statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          JULY 31, 1997 AND 1996


                                                     1997          1996
                                                     ----          ----
LIABILITIES:


Mortgages payable (Note E)                   $   65,572,883   $ 48,935,776
Credit facility (Note E)                                  -     19,500,000
Notes payable, net of unamortized discount      412,633,956    189,490,273
  (1997 - $1,366,044; 1996 - $1,509,727)
  (Note F)
Other liabilities (Note G)                       33,359,165     24,984,134
Tenants' security deposits                        4,622,687      3,129,524
                                             --------------   ------------
  TOTAL LIABILITIES                             516,188,691    286,039,707
                                             --------------   ------------

COMMITMENTS AND CONTINGENCIES (Notes
  H,I,J,N and P)                                          -              -

SHAREHOLDERS' EQUITY
 Preferred shares
   par value $1.00, authorized 1,000,000
   shares; issued and outstanding
   (1997 - 150,000 Series A Cumulative
   Preferred Shares, 1996 - none),               72,775,000              -
   $75,000,000 redemption value (Note H)
 Shares of beneficial interest
   without par value, unlimited
   authorization; issued and outstanding
   (1997 - 58,934,371; 1996 - 58,069,362)
   (Note H)                                     738,010,825    719,080,157
 Less: loans receivable for the purchase of
   shares of beneficial interest (Note H)         2,814,366      3,083,573
 Add: unrealized gain on securities reported
   at fair value (Note B)                         1,057,537        643,141
                                             --------------   ------------
                                                809,028,996    716,639,725
 Less distributions in excess of net income      64,073,897     57,285,707
                                             --------------   ------------
   TOTAL SHAREHOLDERS' EQUITY                   744,955,099    659,354,018
                                             --------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,261,143,790   $945,393,725
                                             ==============   ============

See Notes to Consolidated Financial Statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995

                                      1997         1996         1995
                                      ----         ----         ----
Revenues:
 Rental income and related
  revenues                      $202,093,168   $162,821,434  $ 126,447,966
   (Notes A and J)
 Interest and dividend income
   (Notes B and C)                 4,727,760      4,784,547      4,128,163
                                ------------   ------------  -------------
                                 206,820,928    167,605,981    130,576,129
                                ------------   ------------  -------------
Operating Expenses:
 Operating costs                  51,909,521     38,865,276     29,960,955
 Leasehold rent (Note I)             675,434        665,237        614,084
 Real estate and other taxes      18,448,503     15,787,643     11,809,539
 Interest expense                 28,256,473     17,561,362      7,174,028
 Depreciation and amortization    25,005,629     20,004,378     15,055,225
 Provision for doubtful
   accounts                        3,282,871      1,983,634        958,394
                                ------------   ------------  -------------
Total operating expenses         127,578,431     94,867,530     65,572,225
                                ------------   ------------  -------------
                                  79,242,497     72,738,451     65,003,904

Other Expenses:
 Administrative expenses           2,203,045      2,616,138      2,515,669
                                ------------   ------------  -------------
Income Before (Loss)/Gain on
Sale of Properties and
 Securities:                      77,039,452     70,122,313     62,488,235

 (Loss)/gain on sale of
   properties, net                    (9,625)       540,209        227,638
 Gain/(loss) on sale of
   securities, net                     6,968      (141,711)              -
                                ------------
--------------------------------
                                      (2,657)       398,498        227,638
                                ------------   ------------  -------------
Net Income                      $ 77,036,795   $ 70,520,811  $  62,715,873
                                ------------   ------------  -------------
Net Income applicable to Shares
  of Beneficial Interest        $ 76,575,795   $ 70,520,811  $  62,715,873
                                ------------   ------------  -------------
Net Income Per Share of
  Beneficial Interest (Note A)         $1.31          $1.25          $1.19
                                ------------   ------------  -------------
Cash Distribution Per Share of
  Beneficial Interest                 $1.435         $1.395         $1.355
                                ------------   ------------  -------------
See Notes to Consolidated Financial Statements.

                                                       NEW PLAN REALTY TRUST
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      For the Years Ended July 31, 1995, 1996, 1997 (Note H)

                                                                                                      Cumulative
                                                   Shares of Beneficial                 Unrealized   Distributions     Total
                            Preferred Shares             Interest            Notes       Gains on     in Excess of  Shareholders'
                          Issued       Amount     Issued         Amount   Receivable    Securities     Net Income      Equity
                        ---------------------------------------------------------------------------------------------------------

Balance July 31, 1994                           52,594,161 $ 609,067,613  $(3,630,421)               $ (39,944,408) $ 565,492,784
Net income                                                                                              62,715,873     62,715,873

Dividends paid ($1.355                                                                                (71,616,427)   (71,616,427)
  per share of
  beneficial interest)
Dividend Reinvestment                              667,204    13,472,493                                               13,472,493
Exercise of stock options                            1,200        21,425                                                   21,425
Repayments of loans                                                           260,863                                     260,863
At adoption of SFAS 115                                                                $    182,460                       182,460

                        ---------------------------------------------------------------------------------------------------------
Balance July 31, 1995                           53,262,565   622,561,531   (3,369,558)      182,460    (48,844,962)   570,529,471
Net income                                                                                              70,520,811     70,520,811
Dividends paid ($1.395
  per share of beneficial
  interest)                                                                                            (78,961,556)   (78,961,556)
Dividend Reinvestment                              737,797    15,126,326                                               15,126,326
Exercise of stock options                            9,000       164,500                                                  164,500
Repayments of loans                                                           285,985                                     285,985
Increase during the year                                                                             460,681
460,681
Issuance of shares of
  beneficial interest                            4,060,000    81,227,800                                               81,227,800

                        ----------------------------------------------------------------------------
Balance July 31, 1996                           58,069,362   719,080,157   (3,083,573)      643,141    (57,285,707)   659,354,018
Net income                                                                                              77,036,795     77,036,795
Dividends paid ($1.435
  per share of beneficial
  interest)                                                                                            (83,824,985)   (83,824,985)
Dividend Reinvestment                              750,209    16,475,143                                               16,475,143
Exercise of stock options                          114,800     2,455,525                                                2,455,525
Repayment of loans                                                            269,207                                     269,207
Increase during year                                                                        414,396                       414,396
Issuance of preferred
  shares                   150,000 $72,775,000                                                                         72,775,000

                        ----------------------------------------------------------------------------
Balance July 31, 1997      150,000 $72,775,000 58,934,371$ 738,010,825 $  (2,814,366)    $1,057,537  $(64,073,897)   $744,955,099

============================================================================

See Notes to Consolidated Financial Statements

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
                                 (NOTE M)

                                        1997        1996        1995
                                        ----        ----        ----
OPERATING ACTIVITIES
--------------------
 Net income                      $ 77,036,795   $70,520,811  $ 62,715,873
 Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
  Depreciation and amortization    25,005,629    20,004,378    15,055,225
  Gain on sale of properties,
    net                                 9,625      (540,209)     (227,638)
  (Gain)/Loss on sale of
    securities, net                    (6,968)      141,711             -
                                 ------------   -----------  -----------
                                  102,045,081    90,126,691    77,543,460
  Changes in operating assets
  and liabilities, net:
   Increase in trade and notes
     receivable                    (2,053,736)  (5,775,617)    (1,165,765)
   (Increase)/decrease in other
     receivables                     (354,781)       12,714       506,489
   Increase in allowance for
     doubtful accounts              1,604,500     1,054,000       591,000
   Increase in other
     liabilities                    3,475,030     8,239,264     6,492,376
   Decrease/(increase) in net
     sundry assets and
     liabilities                      604,983      (250,994)     (907,583)
                                 ------------   -----------  ------------
    NET CASH PROVIDED BY
      OPERATING ACTIVITIES        105,321,077    93,406,058    83,059,977
                                 ------------   -----------  ------------
INVESTING ACTIVITIES
--------------------
 Sales of marketable securities       484,314     4,274,356       424,783
 Purchases of marketable
   securities                          (2,068)            -             -
 Net proceeds from the sale
   of properties                    3,862,557     3,473,913     1,025,000
 Purchase and improvement of
   properties                    (282,606,924) (186,008,486) (136,310,299)
 Repayment of mortgage notes
   receivable                         490,709       820,662        36,172
                                 ------------   -----------  ------------
    NET CASH USED IN INVESTING
      ACTIVITIES                 (277,771,412) (177,439,555) (134,824,344)

See Notes to Consolidated Financial Statements

                         (Continued on next page)
                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
                                 (NOTE M)
                      (CONTINUED FROM PREVIOUS PAGE)

                                  1997           1996             1995
                                  ----           ----             ----
FINANCING ACTIVITIES
--------------------
 Distributions to
   shareholders                (83,824,985)   (78,961,556)    (71,616,427)
 Issuance of preferred
   shares pursuant to a
   public offering, net
   of offering costs            72,775,000
 Issuance of shares of
   beneficial interest
   pursuant to dividend
   reinvestment plan            16,475,143      15,126,326      13,472,493
 Issuance of shares of
   beneficial interest
   pursuant to public offering,
   net of loans receivable and
   offering costs                               81,227,800               -
 Issuance of shares of
   beneficial interest upon
   exercise of stock options     2,455,525         164,500          21,425
 Proceeds from short-term
   borrowings                   12,000,000      19,500,000     352,000,000
 Repayment of short-term
   borrowings                  (31,500,000)              -   (359,500,000)
 Proceeds from sale of notes   223,143,682      10,000,000     179,322,720
 Payment of deferred
   financing costs                                               (956,990)
 Principal payments on
   mortgages                      (862,741)       (364,422)      (407,892)
 Repayment of mortgages                        (10,533,682)   (12,059,000)
 Repayment of loans receivable
   for the purchase of shares
   of beneficial interest          269,207         285,985         260,863
                              ------------   -------------  --------------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES       210,930,831      36,444,951     100,537,192
                              ------------   -------------  --------------
  INCREASE/(DECREASE) IN
    CASH AND CASH EQUIVALENTS   38,480,496    (47,588,546)      48,772,825

Cash and cash equivalents at
   beginning of year             4,300,261      51,888,807       3,115,982
                              ------------   -------------  --------------
    CASH AND CASH EQUIVALENTS
      AT END OF YEAR          $ 42,780,757   $   4,300,261  $   51,888,807
                              ============   =============  ==============
See Notes to Consolidated Financial Statements.

                Notes To Consolidated Financial Statements

Note A - Summary of Significant Accounting Policies

     Organization and Income Taxes: New Plan Realty Trust was organized July 31, 1972 as a Massachusetts Business Trust. New Plan Realty Trust and subsidiaries (the "Trust") have elected to be taxed as a Real Estate Investment Trust ("REIT") under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Trust does not pay Federal income tax on income as long as income distributed to shareholders is at least equal to 95% of real estate investment trust taxable income and pays no Federal income tax on capital gains distributed to shareholders. The Trust may be subject to tax by certain states that do not recognize the REIT. Provision for such taxes has been included in real estate and other taxes.

     Basis of Consolidation: The consolidated financial statements include the accounts of New Plan Realty Trust and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current year presentation.

     Real Estate: Real estate is carried at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is calculated on the straight-line method based on the estimated useful lives of the assets ranging from 5 to 40 years. Amortization of leasehold improvements is calculated on a straight-line basis over the shorter of the life of the lease or the estimated useful life of the asset. If there is an event or a change in circumstances that indicates that the basis of the Trust's property may not be recoverable the Trust's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows (excluding interest and income taxes) of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property. Such carrying amounts would be adjusted, if necessary, to reflect an impairment in the value of the property.

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

     New Accounting Standards: During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards: (i) No. 128 "Earnings Per Share" ("SFAS 128"), which will be effective for financial statements for both interim and annual periods ending after December 15, 1997, (ii) No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129"), which is effective for financial statements for periods ending after December 15, 1997, (iii) No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997, and (iv) No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. Management believes that the implementation of SFAS 128, 129 and 130 will not have a material impact on the Trust's financial statements. The Trust has yet to determine the impact of SFAS 131.

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

     Concentration of Credit Risk: No tenant or single property accounts for more than 5.0% of the Trust's revenues.

     Net Income Per Share of Beneficial Interest: Net income per share of beneficial interest is calculated using a weighted average number of shares outstanding during each year: 1997 - 58,461,056 shares; 1996 - 56,483,827 shares; 1995 - 52,894,355 shares.

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

     Internal Software Costs: Any costs associated with modifying computer software for the year 2000 are expensed as incurred. Management does not believe these costs will be material.

Note B - Marketable Securities

     The Trust has classified all investments in debt and equity securities as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to shareholders' equity.

July 31,                         1997                1996
---------------------------------------------------------------------------
                                Equity         Equity      Debt

Amortized cost/cost basis    $  977,061    $   977,061   $  475,279
Unrealized holdings gains     1,057,538        643,141           --
Unrealized holdings losses           --             --           --
                             ----------    -----------------------------
Fair value                   $2,034,599    $ 1,620,202   $  475,279


     The net increase in unrealized holding gains that has been included as a separate component of shareholders' equity is $414,396 for 1997. The weighted average method is used to determine realized gain or loss on securities sold. The market value of marketable securities is based on quoted market prices as of July 31, 1997 and 1996.

Note C - Mortgages & Notes Receivable

     Mortgages and Notes Receivable are collateralized principally by real property and consist of the following:

July 31,                                              1997         1996
---------------------------------------------------------------------------

10% purchase money first mortgage, due
  August 31, 1998                                $  5,180,000  $ 5,420,000
9.38% purchase money first mortgage, due
  July 25, 1998                                     4,205,000
4,610,000
9.375% purchase money first mortgage, due
  July 27, 2002                                    10,350,000
10,350,000
12% leasehold mortgage, due June 1, 2011              890,273
913,999
10.5% second mortgage due February 1, 1999                  -      500,000
11.5% note, due April 30, 2004                        236,860      258,843
8.75% purchase money first mortgage, due
  July 23, 1998                                       794,500      794,500
7.2% purchase money first mortgage, due
  May 9, 2001                                         750,000      750,000
8.75% purchase money first mortgage, due
  July 23, 2001                                       700,000            -
                                                 ------------  -----------
                                                 $ 23,106,633  $23,597,342
---------------------------------------------------------------------------

Note D - Other Receivables

July 31,                                              1997         1996

Interest and dividends                           $    599,314  $   312,733
Notes receivable                                      338,250      282,055
Due from officers, trustees and employees (1)         496,564      488,271
Miscellaneous receivables                              29,815       26,105
                                                 ------------  -----------
                                                 $  1,463,943  $ 1,109,164
---------------------------------------------------------------------------

(1) Amounts, which are interest bearing, are either due on demand or have scheduled maturities.

Note E - Mortgages and Credit Facility

     Mortgages are collateralized by real property with a carrying value of $182,443,000 before accumulated depreciation and amortization. As of July 31, 1997, mortgages payable bear interest at rates ranging from 4.30% to 10.75%, having a weighted average rate of 7.79% per annum and mature from 1998 to 2010.

     Scheduled principal payments during each of the next five fiscal years and thereafter are approximately as follows:

Year Ending July 31,                           Amount
---------------------------------------------------------------------------
1998                                       $  2,895,014
1999                                         10,427,652
2000                                         17,789,006
2001                                          6,962,917
2002                                         10,034,539
Thereafter                                   17,463,755
                                           ------------
Total                                      $ 65,572,883


     The Trust has an unsecured revolving credit facility which provides for up to $50 million of borrowings until October 28, 1997. At July 31, 1997 there were no amounts outstanding under this facility. At the time of borrowing, the Trust can choose from three interest rate options. There are restrictive covenants that place a ceiling on total indebtedness of the lesser of 65% of tangible net worth or $350,000,000, a ceiling on mortgage indebtedness of $105,000,000, a minimum interest coverage ratio of 2.5 to 1 and a minimum tangible net worth of $400,000,000.

     The Trust has outstanding approximately $1.4 million of letters of credit as of July 31, 1997.

     Interest costs capitalized for the years ended July 31, 1997, 1996, and 1995 were approximately $868,000, $203,000, and $1,161,000, respectively.

Note F - Notes Payable

     Notes Payable consists of the following:

                         Face Amount
Description            ($ in millions)  Due Date      1997        1996
-----------            ---------------  --------      ----        ----
7.75% Senior unsecured
notes effective
interest rate 7.95%, net
of unamortized discount:
1997 - $1,132,255;
1996 - $1,236,986            $100       4/6/2005  $98,867,745  $98,763,014

6.80% Senior unsecured
notes, effective interest
rate 6.87% net of
unamortized discount:
1997 - 233,789;
1996 - $272,741                81       5/15/2002  80,766,211   80,727,259

7.97% unsecured notes          10       8/14/2026  10,000,000   10,000,000

Variable rate unsecured
  notes                        49        8/3/99    49,000,000

Variable rate unsecured
  notes                        10        8/3/98    10,000,000

5.95% unsecured notes          49        11/2/26   49,000,000

7.65% unsecured notes          25        11/2/26   25,000,000

7.68% unsecured notes          20        11/2/26   20,000,000

Variable rate unsecured notes  40        5/15/00   40,000,000

7.35% unsecured notes          30        6/15/07   30,000,000
                                                 ------------ ------------
    Total                                        $412,633,956 $189,490,273
---------------------------------------------------------------------------

     The Notes are subordinate to mortgages payable and rank equally with borrowings under the revolving credit facility. Where applicable, the discount is being amortized over the life of the respective Notes using the effective interest method. Interest is payable semi-annually or quarterly and the principal is due at maturity. Among other restrictive covenants, there is a restrictive covenant that limits the amount of total indebtedness to 65% of total assets. For the year ended July 31, 1997, $342,412 of amortized discount and issuing costs were included in interest expense.

Note G - Other Liabilities

July 31,                                  1997               1996
---------------------------------------------------------------------------

Accounts payable                     $  2,095,888        $ 2,750,313
Real estate taxes payable               6,920,090          4,769,689
State and local taxes payable           2,369,004          3,906,163
Interest payable                        7,779,381          3,633,896
Amounts due seller of property          1,466,713            970,104
Professional fees and costs             1,665,753            728,628
Accrued construction costs              4,871,656                 --
Acquisition costs                       1,884,419          2,574,000
Other                                   2,968,748          5,332,891
Deferred advance rent expense           1,337,513            318,450
                                     ------------        -----------
                                     $ 33,359,165        $24,984,134
---------------------------------------------------------------------------

Note H - Shareholders Equity

     The Series A Cumulative Preferred Shares are redeemable at the option of the Trust on or after June 15, 2007 at the liquidation preference of $500 a share. The preferred shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 15, 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter. In connection with the issuance of the Series A Cumulative Preferred Shares, 1,500,000 depositary shares, each representing a 1/10 fractional interest in a share of cumulative preferred, were sold to the public.

     The Trust has the following stock option plans (the "Plans") pursuant to which the Trust has granted (and in one instance, may continue to grant) options to purchase Shares of Beneficial Interest of the Trust (the "Shares") to officers, trustees and certain key employees of the Trust: (i) the 1985 Incentive Stock Option Plan (the "1985 Plan"), (ii) the March 1991 Stock Option Plan (the "March 1991 Plan"), (iii) the Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), and (iv) the 1991 Stock Option Plan (the "1991 Plan"). The exercise price of a Share pursuant to each of the Plans is or was required (as the case may be) to be no less than the fair market value of a Share on the date of grant. Under the 1985 Plan, the 1991 Plan (with the exception of certain option grants of 10,000 Shares or more, as discussed below) and the Non-Qualified Plan, options are exercisable 20% per year commencing one year from the date of grant. In the case of certain option grants of 10,000 Shares or more under the 1991 Plan, such option grants are exercisable 10% after the first anniversary of the date of grant, 25% after the second anniversary of the date of grant, 45% after the third anniversary of the date of grant, 70% after the fourth anniversary of the date of grant and 100% after the fifth anniversary of the date of grant. In the case of the March 1991 Plan, 30% of the options granted are exercisable on the third anniversary of the date of grant and, thereafter, an additional 10% of the granted options are exercisable on a yearly basis. Future option grants can be made only under the 1991 Plan.

     The following table shows the activity and balances for each stock option plan during the fiscal years indicated.

                                              Non-      March
                                  1985      Qualified   1991        1991
Options                           Plan        Plan      Plan        Plan
---------------------------------------------------------------------------
Outstanding July 31, 1994        345,500      5,000   1,300,000    179,000

Exercised                         (1,200)      --        --           --
Cancelled                        (17,700)      --        --        (6,000)
Granted                           25,000       --        --        249,250
                                 -------    -------   ---------   --------
Outstanding July 31, 1995        351,600      5,000   1,300,000    422,250

Exercised                         (5,000)      --        --        (4,000)
Cancelled                           (800)      --        --       (20,500)
Granted                            3,200       --        --         31,300
                                 -------    -------   ---------   --------
Outstanding July 31, 1996        349,000      5,000   1,300,000    429,050

Exercised                        (72,700)       --       --        (42,100)
Cancelled                           --          --       --        (26,800)
Granted                             --          --       --        571,750
                                 -------    -------   ---------   --------
Outstanding July 31, 1997        276,300      5,000   1,300,000    931,900
---------------------------------------------------------------------------
Options exercisable at
  July 31, 1997                  232,480      4,000     910,000    173,660
Average outstanding option
  price, which was the market
  price of the shares on
  the dates of grant           $   21.75   $  21.88    $  18.88   $  21.71

Average price of options
  exercised during fiscal 1997  $  21.72       --         --      $  20.82
---------------------------------------------------------------------------
     The Trust has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the options described above which were granted on or after August 1, 1995. Had compensation cost for these options been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, the Trust's net earnings and earnings per share of beneficial interest would have been changed to the following pro forma amounts:

                                                   Net Income
                                                  Per Share of
                                                   Beneficial
                                 Net Income        Interest
                               (in thousands)
                               ---------------   --------------
Year ended July 31, 1997           $76,465           $1.31

Year ended July 31, 1996            70,510            1.25


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

Note I - Lease Agreements

     The Trust has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates, an office building which it sublets and administrative office space for the Trust. These leases are accounted for as operating leases. The minimum annual rental commitments during the next five fiscal years and thereafter are approximately as follows (000's omitted):

Year Ending July 31,                                Amount
---------------------------------------------------------------------------

1998                                                $1,045
1999                                                 1,050
2000                                                 1,049
2001                                                 1,052
2002                                                 1,183
Thereafter                                          20,332
                                                    ------
Total                                               $25,711
---------------------------------------------------------------------------

     For the years ended July 31, 1996 and 1995, the lease for office space included contingent rentals for real estate tax escalations and operating expense in the amount of $100,000, and $111,000, respectively. There were no contingent rentals for the year ended July 31, 1997. In addition, ground leases provide for fixed rent escalations and renewal options.


Note J - Rental Income Under Operating Leases

     Minimum future rentals to be received during the next five fiscal years and thereafter with initial or remaining noncancellable lease terms in excess of one year are approximately as follows (000's omitted):

Year Ending July 31,                                Amount
---------------------------------------------------------------------------

1998                                              $118,157
1999                                               106,241
2000                                                90,243
2001                                                75,217
2002                                                63,790
Thereafter                                         385,975
                                                  --------
Total                                             $839,623
---------------------------------------------------------------------------

     The above table assumes that all leases which expire are not renewed, therefore neither renewal rentals nor rentals from replacement tenants are included.

     Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume, increases in Consumer Price Indices, common area maintenance charges and real estate tax reimbursements. Contingent rentals included in income for the years ended July 31, 1997, 1996 and 1995 amounted to approximately $28,933,000, $26,173,000, and $19,388,000, respectively.


Note K - Pro Forma Financial Information (Unaudited)

     The Trust acquired 16 shopping centers and 13 apartment complexes during the year ended July 31, 1997. The pro forma financial information for the years ended July 31, 1997 and 1996 shown below is based on the historical statements of the Trust after giving effect to the acquisitions as if such acquisitions took place on August 1, 1996 and 1995, respectively. The $280,814,000 aggregate acquisition cost included existing mortgages and $259,914,000 in cash.

     The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred had the acquisitions taken place at the dates indicated or of what may occur in the future.
                                  (Amounts In Thousands, Except Share Data)
Year Ended July 31,                              1997            1996
---------------------------------------------------------------------------

Pro forma total revenues                   $    228,038     $   209,212
Pro forma net income                       $     79,322     $    73,900
Pro forma earnings per share of
  beneficial interest                      $       1.36     $      1.31
---------------------------------------------------------------------------

Note L - Quarterly Financial Information (Unaudited)
(Amounts In Thousands, Except Share Data)

                                Income Before
                                Gain on Sale
Year Ended                       of Property        Net         Earnings
July 31,           Revenue     and Securities     Income       Per Share
---------------------------------------------------------------------------
1997
---------------------------------------------------------------------------
First           $   47,783      $   19,076      $  19,076       $   .33
Second              51,147          19,023         19,092           .33
Third               52,066          19,224         19,088           .32
Fourth              55,825          19,716         19,781           .33
---------------------------------------------------------------------------
1996
---------------------------------------------------------------------------
First           $   37,795      $   16,273      $  16,274       $   .31
Second              41,523          17,230         18,012           .31
Third               43,353          17,799         17,297           .30
Fourth              44,935          18,820         18,938           .33
---------------------------------------------------------------------------

Note M - Supplemental Cash Flow Information

     The Trust entered into the following non-cash investing and financing activities:

Year Ended July 31,                               1997            1996
---------------------------------------------------------------------------
Mortgages payable assumed in the acquisition
  of properties                              $ 17,500,000    $ 32,538,000
Mortgages receivable in connection with
 the sale of properties                      $    700,000    $  1,544,500


     State and local income taxes paid for the year ended July 31, 1997 were $872,000. No state and local income taxes were paid by the Trust for the year ended July 31, 1996. Interest paid for the years ended July 31, 1997 and 1996 was $24,642,000 and $17,085,000, respectively.
---------------------------------------------------------------------------

Note N - Retirement Savings Plan

     The Trust has a Retirement Savings Plan (the "Savings Plan"). Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Trust may, at the discretion of the Board of Trustees, make a voluntary contribution to the Savings Plan. For the years ended July 31, 1997, 1996 and 1995, the Trust's expense for the Savings Plan was $250,000, $228,000 and $191,000, respectively.

---------------------------------------------------------------------------

Note O - Financial Instruments

     The estimated fair values of the Trust's financial instruments are as follows (000's omitted)

At July 31,                     1997                1996
---------------------------------------------------------------------------
                                                                   Corres-
                         Carrying   Fair     Carrying    Fair      ponding
                          Value     Value      Value     Value    Footnote
                         --------   -----    --------    -----    --------
Assets:

 Cash and cash
    equivalents        $  42,781  $ 42,781   $  4,300   $ 4,300       A
 Marketable securities     2,035     2,035      2,095     2,095       B
 Mortgages and notes
    receivable            23,107    24,200     23,597       (1)       C
 Other receivables         1,464     1,464      1,109       (1)       D

Liabilities:

 Mortgages payable        65,573    67,500     48,935       (2)       E
 Notes payable           412,634   429,200    189,490       (2)       F
 Other liabilities        35,359    35,359     24,984    24,984       G


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

---------------------------------------------------------------------------
Note P - Subsequent Events

     Subsequent to July 31, 1997 the Trust purchased one apartment complex containing 184 units and three shopping centers containing an aggregate of approximately 479,000 gross leasable square feet. The properties are located in New York, North Carolina and Florida. The aggregate purchase price for such properties was approximately $28.7 million.

     On August 28, 1997 the Trustees declared a cash distribution to shareholders of record of the shares of beneficial interest as of September 18, 1997 in the amount of $.365 per share (approximately $21.5 million) payable on October 7, 1997.

     On August 21, 1997 the Trustees declared a cash distribution to shareholders of record of the Series A Cumulative Preferred Shares as of September 1, 1997 in the amount of $8.125 per share ($.8125 per depositary share, approximately $1,220,000) payable on September 15, 1997.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
                                SCHEDULE II



                                 Additions
                             Charged
              Balance at    to Costs   Credited                    Balance
               Beginning       and     to Other                    at End
Description    of Period    Expenses   Revenues   Deductions      of Period
-----------   ----------    --------   --------   ----------      ---------
Year Ended
July 31, 1997
-------------
Allowance for
  doubtful
  accounts     $ 3,976,500  $ 3,282,871     --  $ 1,678,371(1) $ 5,581,000

Year Ended
July 31, 1996
-------------
Allowance for
  doubtful
  accounts     $ 2,922,500  $ 1,966,715     -   $   912,715(1) $ 3,976,500

Year Ended
July 31, 1995
-------------
Allowance for
  doubtful
  accounts     $ 2,331,500  $   993,710     --  $   402,710(1) $ 2,922,500

-------------------
(1)  Trade receivables charged to the reserve.

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            July 31, 1997

        COLUMN A                           COLUMN B              COLUMN C                    COLUMN D
      ____________                       _____________  ______________________________   ________________
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                           Initial Cost to Company         Acquisition
                                                        ______________________________   ________________
                                                                          Building &
      Description                         Encumbrances      Land          Improvements    Improvements
      ___________                        ____________   ___________      _____________   ________________
      Apartments
**************************
BRECKENRIDGE APARTMENTS                                      604,487       2,411,462         193,861
 BIRMINGHAM         AL
COURTS AT WILDWOOD                                         1,119,320       4,477,301         310,955
 BIRMINGHAM         AL
DEVONSHIRE PLACE                                           1,245,728       4,982,914       1,112,479
 BIRMINGHAM         AL
THE CLUB APARTMENTS                        6,145,000       1,709,558       6,838,233         280,275
 BIRMINGHAM         AL
HILLCREST APARTMENTS                       1,252,632         249,734       3,317,904
 MOBILE             AL
KNOLLWOOD APARTMENTS                       6,147,218       4,377,501      17,027,203          23,982
 MOBILE             AL
MAISON DE VILLE APTS                       4,625,000       1,971,014       7,897,056          38,546
 MOBILE             AL
MAISON IMPERIAL APTS                       1,750,000         672,368       2,702,471          20,720
 MOBILE             AL
PLANTATION APARTMENTS                      1,000,000         440,866       1,773,465           9,992
 MOBILE             AL
MAYFAIR APARTMENTS                                           240,000         962,217         464,446
 DOVER              DE
RODNEY APARTMENTS                                            769,188       1,612,614       1,238,692
 DOVER              DE
LAKE PARK APARTMENTS                                         833,000       1,822,039       2,584,476
 LAKE PARK          FL
CAMBRIDGE APARTMENTS                                         878,593       3,514,373          37,044
 ATHENS             GA
TARA APARTMENTS                            3,541,345       1,192,545       4,792,179          43,190
 ATHENS             GA
REGENCY CLUB APARTMENTS                                    1,179,910       4,719,639          31,774
 EVANSVILLE         IN
HAWTHORNE HEIGHTS APTS                                     1,669,304       6,698,215          59,570
 INDIANAPOLIS       IN
JAMESTOWN APARTMENTS                                         518,646       2,075,236         696,220
 LEXINGTON          KY
SADDLEBROOK APARTMENTS                                     1,939,164       7,756,655         238,724
 LEXINGTON          KY
CHARLESTOWN @ DOUGLASS HILLS                               1,306,230       5,231,914         288,619
 LOUISVILLE         KY
LA FONTENAY APARTMENTS                                     1,176,550       4,706,200         707,222
 LOUISVILLE         KY
POPLAR LEVEL APARTMENTS                                      284,793       1,139,174          91,639
 LOUISVILLE         KY
RIVERCHASE APARTMENTS                                        807,302       3,229,206          26,673
 NEWPORT            KY
FORESTWOOD APARTMENTS                                      2,070,811       8,283,242          53,478
 BATON ROUGE        LA
SHERWOOD ACRES APARTMENTS                                  3,906,900      15,627,597          30,765
 BATON ROUGE        LA
WILLOW BEND LAKE APARTMENTS                                2,930,484      11,721,937          27,388
 BATON ROUGE        LA
DEERHORN VILLAGE APARTMENTS                                1,292,778       5,171,112         144,766
 KANSAS CITY        MO
MEADOW EAST APARTMENTS                                        86,407       1,467,282         451,518
 POTSDAM            NY
MOHAWK GARDEN APARTMENTS                                     163,235       1,135,660       1,657,938
 ROME               NY
SPRING CREEK APARTMENTS                                    1,451,271       9,067,552
 COLUMBUS           OH
ARLINGTON VILLAGE APARTMENTS                               1,065,284       4,269,138         114,478
 FAIRBORN           OH
CHESTERFIELD APARTMENTS                                      179,109       1,449,156         314,834
 MAUMEE             OH
GOLDCREST APARTMENTS                                       1,133,355       4,533,416          23,845
 SHARONVILLE        OH
CAMBRIDGE PARK APTS                                        1,223,582       4,894,326          45,725
 UNION TWP-CINN     OH
GOVERNOUR'S PLACE APARTMENTS                                 626,807       2,507,226          83,167
 HARRISBURG         PA
HARBOUR LANDING APARTMENTS                                 1,141,954       4,567,815         120,213
 COLUMBIA           SC
SEDGEFIELD APARTMENTS                                      1,550,734       6,211,936         170,808
 FLORENCE           SC
TURTLE CREEK APARTMENTS                                      984,565       3,954,261          29,178
 GREENVILLE         SC
HICKORY LAKE APARTMENTS                                    1,369,251       5,483,004         650,345
 ANTIOCH            TN
COURTS @ WATERFORD PLACE                  10,100,000       2,745,404      10,982,373          47,797
 CHATTANOOGA        TN
ASHFORD PLACE APARTMENTS                                   1,150,270       4,611,080         580,759
 CLARKSVILLE        TN
CEDAR VILLAGE APARTMENTS                                     806,355       3,230,420          92,692
 CLARKSVILLE        TN
PADDOCK PLACE APARTMENTS                                   1,358,400       5,437,602          65,837
 CLARKSVILLE        TN
THE PINES APARTMENTS                                         918,769       3,679,074          83,523
 CLARKSVILLE        TN
LANDMARK ESTATES APARTMENTS                                  476,624       1,906,284          41,699
 EAST RIDGE         TN
MILLER CREST APARTMENTS                                      747,155       3,025,619          55,683
 JOHNSON CITY       TN
CEDAR BLUFF APARTMENTS                                     1,312,383       5,269,532          32,553
 KNOXVILLE          TN
COUNTRY PLACE APARTMENTS                                   1,896,828       7,587,313          51,393
 NASHVILLE          TN
WOODBRIDGE APARTMENTS                                      1,594,214       6,376,854          47,184
 NASHVILLE          TN

   Factory Outlets
**************************
BARSTOW FACTORY OUTLET                     9,899,696       5,730,337      22,936,349      12,667,955
 BARSTOW            CA
ST AUGUSTINE OUTLET CENTER                    71,835       4,488,742      14,426,139       9,686,447
 ST AUGUSTINE       FL
BRANSON FACTORY OUTLET                                        17,669      22,312,120      11,757,215
 BRANSON            MO
OSAGE FACTORY OUTLET VILLAGE                               6,978,714      27,259,675       7,282,030
 OSAGE BEACH        MO
SIX FLAGS FACTORY OUTLET CENTER                              794,941                      20,578,120
 JACKSON            NJ
FT CHISWELL FACTORY OUTLET                                   411,023       1,644,017         944,759
 MAX MEADOWS        VA

   Miscellaneous
**************************
PIZZA HUT - PAD                                               40,065         225,958
 GREENVILLE         NC
HARDEES - PAD                                                                400,000
 HANOVER            PA
PIZZA HUT - PAD                                                              427,500
 HARRISONBURG       VA

   Office Building
**************************
INSTITUTE FOR DEFENSE ANALYSES                                             1,389,460
 PRINCETON          NJ

   Shopping Centers
**************************
CLOVERDALE VILLAGE                                           634,152       2,536,606           7,304
 FLORENCE           AL
DOVERAMA @ RODNEY VILLAGE                                     50,755         311,781
 DOVER              DE
RODNEY VILLAGE                                             1,202,551       2,082,918       2,088,160
 DOVER              DE
REGENCY PARK SHOPPING CENTER                               3,884,925      15,539,701
 JACKSONVILLE       FL
PRESIDENTIAL PLAZA                                         1,308,956       2,440,917          17,400
 NORTH LAUDERDALE   FL
PRESIDENTIAL PLAZA WEST                                      437,485         812,473           5,256
 NORTH LAUDERDALE   FL
RUTLAND PLAZA                                              1,443,294       5,773,176
 ST PETERSBURG      FL
ALBANY PLAZA                                                 696,447       2,799,786          92,201
 ALBANY             GA
SOUTHGATE PLAZA - ALBANY                                     231,517         970,811          27,442
 ALBANY             GA
EASTGATE PLAZA  - AMERICUS                                   221,637       1,036,331          10,052
 AMERICUS           GA
PERLIS PLAZA                                                 774,966       5,301,644         244,079
 AMERICUS           GA
ROGERS PLAZA                                                 291,014         688,590          84,343
 ASHBURN            GA
SWEETWATER VILLAGE                                           707,938       2,831,750
 AUSTELL            GA
CEDAR PLAZA                                                  928,302       3,713,207          24,999
 CEDARTOWN          GA
CEDARTOWN SHOPPING CENTER                                    745,006       3,266,424          84,289
 CEDARTOWN          GA
CORDELE SQUARE                                               864,335       3,457,337         299,068
 CORDELE            GA
MR B'S                                                       166,047         154,140           6,718
 CORDELE            GA
SOUTHGATE PLAZA - CORDELE                                    202,682         958,998          59,768
 CORDELE            GA
HABERSHAM VILLAGE                                          1,301,643       4,340,422         699,985
 CORNELIA           GA
MIDWAY VILLAGE SHOPPING CENTER                             1,551,580       2,881,506
 DOUGLASVILLE       GA
WESTGATE - DUBLIN                                            699,174       5,834,809         103,582
 DUBLIN             GA
NEW CHASTAIN CORNERS SHOPPING CENTER                       2,452,946       5,723,542
 MARIETTA           GA
CREEKWOOD SHOPPING CENTER                                  1,158,203       3,474,608
 REX                GA
EISENHOWER SQUARE SHOPPING CENTER                          1,026,000       4,104,000
 SAVANNAH           GA
VICTORY SQUARE                                             1,206,181       4,824,725          45,726
 SAVANNAH           GA
TIFT-TOWN                                                    271,444       1,325,238         173,785
 TIFTON             GA
WESTGATE - TIFTON                                            156,269         304,705
 TIFTON             GA
HAYMARKET MALL                                             1,230,252       5,031,799         119,315
 DES MOINES         IA
HAYMARKET SQUARE                                           2,056,172       8,224,688         261,955
 DES MOINES         IA
SOUTHFIELD PLAZA SHOPPING CENTER                           3,188,496       3,897,167           5,666
 BRIDGEVIEW         IL
WESTRIDGE COURT SHOPPING CENTER                            9,765,195      39,060,786
 NAPERVILLE         IL
TINLEY PARK PLAZA                                          2,607,702      10,430,808         162,520
 TINLEY PARK        IL
COLUMBUS CENTER                                            1,196,269       3,608,315       2,411,081
 COLUMBUS           IN
JASPER MANOR                                               1,319,937       7,110,063          10,766
 JASPER             IN
TOWN FAIR SHOPPING CENTER                                  1,104,876       3,759,503
 PRINCETON          IN
WABASH CROSSING                                            1,614,878       6,470,511          27,744
 WABASH             IN
JACKSON VILLAGE                                              284,815       3,115,586         579,110
 JACKSON            KY
J*TOWN CENTER                                              1,331,074       4,121,997         593,420
 JEFFERSONTOWN      KY
NEW LOUISA PLAZA                                             469,014       1,998,752         161,683
 LOUISA             KY
PICCADILLY SQUARE                                            355,000       1,588,409         290,032
 LOUISVILLE         KY
EASTGATE SHOPPING CENTER                                   1,945,679       7,792,717         195,167
 MIDDLETOWN         KY
LIBERTY PLAZA                                              2,075,809       8,303,237         115,702
 RANDALLSTOWN       MD
SHOPPING CENTER - SALISBURY                                  312,650       1,833,330          46,741
 SALISBURY          MD
MAPLE VILLAGE SHOPPING CENTER                              1,625,580       6,514,322         264,178
 ANN ARBOR          MI
FARMINGTON CROSSROADS                                      1,092,200       4,368,800          26,831
 FARMINGTON         MI
DELTA CENTER                                               2,405,200       9,620,800         165,179
 LANSING            MI
HAMPTON VILLAGE CENTRE                    21,040,157       8,638,500      34,541,500         172,079
 ROCHESTER HILLS    MI
FASHION CORNERS                                            2,244,800       8,799,200           9,900
 SAGINAW            MI
HALL ROAD CROSSING                                         2,595,500      10,382,000         131,542
 SHELBY             MI
DELCO PLAZA                                                1,277,504       5,109,367
 STERLING HEIGHTS   MI
WASHTENAW FOUNTAIN PLAZA                                   1,530,281       6,121,123         351,094
 YPSILANTI          MI
SHOPPING CENTER - GOLDSBORO                                  181,998       1,014,432          55,222
 GOLDSBORO          NC
SHOPPING CENTER - WILSON                                     315,000       1,780,370          61,682
 WILSON             NC
LAUREL SQUARE                                              3,261,701       9,283,302         529,934
 BRICKTOWN          NJ
HAMILTON PLAZA                                             1,124,415       4,513,658         215,779
 HAMILTON           NJ
BENNETTS MILLS PLAZA                                       1,794,122       6,399,888          28,315
 JACKSON            NJ
MIDDLETOWN PLAZA                                           1,204,829       1,479,487       3,561,728
 MIDDLETOWN         NJ
RENAISSANCE CENTER EAST                                    2,543,856      10,175,427          23,065
 LAS VEGAS          NV
UNIVERSITY MALL                                              115,079       1,009,902         756,101
 CANTON             NY
CORTLANDVILLE                                                236,846       1,439,000         420,708
 CORTLAND           NY
KMART PLAZA                                                  942,257       3,769,027         116,884
 DEWITT             NY
D & F PLAZA                                                  730,512       2,156,542       1,082,391
 DUNKIRK            NY
SHOPPING CENTER - ELMIRA                                     110,116         891,205
 ELMIRA             NY
PYRAMID MALL                                               2,175,221       8,700,884         109,499
 GENEVA             NY
SHOPPING CENTER - GLOVERSVILLE                               139,429         524,517         104,564
 GLOVERSVILLE       NY
MCKINLEY PLAZA                                             1,246,680       4,986,720          93,023
 HAMBURG            NY
CAYUGA PLAZA                                               1,397,708       5,591,832         417,505
 ITHACA             NY
SHOPS @ SENECA MALL                                        1,545,838       6,183,353         351,767
 LIVERPOOL          NY
TRANSIT ROAD PLAZA                                           424,634       1,698,537         186,630
 LOCKPORT           NY
SHOPPING CENTER - MARCY                                      400,000       2,231,817          94,207
 MARCY              NY
WALLKILL PLAZA                                             2,445,200       8,580,800          62,992
 MIDDLETOWN         NY
ROCKLAND PLAZA                                             3,990,842       3,570,410       5,177,066
 NANUET             NY
SOUTH PLAZA                                                  508,013       1,051,638       1,539,333
 NORWICH            NY
WESTGATE PLAZA - ONEONTA                                     142,821       1,192,103         249,069
 ONEONTA            NY
OSWEGO PLAZA                                                 250,000       1,168,027       2,483,385
 OSWEGO             NY
MOHAWK ACRES                                                 241,606       1,268,890       1,495,180
 ROME               NY
MONTGOMERY WARD                                               93,341         483,405         231,437
 ROME               NY
PRICE CHOPPER PLAZA                                          933,792       3,735,170
 ROME               NY
WESTGATE MANOR PLAZA - ROME                                   77,208         391,982         439,016
 ROME               NY
NORTHLAND                                                     16,182         255,557         790,160
 WATERTOWN          NY
HARBOR PLAZA                                                 388,997       1,456,108         244,999
 ASHTABULA          OH
BELPRE PLAZA                                                               2,066,121         134,189
 BELPRE             OH
SOUTHWOOD PLAZA                                              707,073       1,537,519         637,042
 BOWLING GREEN      OH
BRENTWOOD PLAZA                                            2,050,969       8,222,875         204,224
 CINCINNATI         OH
DELHI SHOPPING CENTER                                      2,300,029       9,218,117
 CINCINNATI         OH
WESTERN VILLAGE SHOPPING CENTER                            1,321,484       5,300,935         101,028
 CINCINNATI         OH
SOUTH TOWNE CENTRE                                         4,737,368       9,636,943       1,466,988
 DAYTON             OH
HERITAGE SQUARE                                            1,749,182       7,011,927          59,707
 DOVER              OH
MIDWAY CROSSING                                            1,944,200       7,776,800
 ELYRIA             OH
FAIRFIELD MALL                                             1,287,649       1,685,919          83,779
 FAIRFIELD          OH
SILVER BRIDGE PLAZA                                          919,022       3,197,673       1,452,608
 GALLIPOLIS         OH
SHOPPING CENTER - GENOA                                       96,001       1,016,349
 GENOA              OH
PARKWAY PLAZA                                                950,667       2,069,921         388,291
 MAUMEE             OH
NEW BOSTON SHOPPING CENTER                                 2,102,371       9,176,918          93,574
 NEW BOSTON         OH
MARKET PLACE                                                 597,923       3,738,164         361,385
 PIQUA              OH
CENTRAL AVE MARKET PLACE                                   1,046,480       1,769,207         363,682
 TOLEDO             OH
BETHEL PARK PLAZA                                            861,539       9,907,694          43,781
 BETHEL PARK        PA
DILLSBURG SHOPPING CENTER                                  1,166,376       4,665,505
 DILLSBURG          PA
NEW GARDEN SHOPPING CENTER                                   907,130       3,141,296
 KENNETT SQUARE     PA
STONEMILL PLAZA                                            1,407,975       5,650,901          31,885
 LANCASTER          PA
CROSSROADS PLAZA                                             384,882       1,040,668         305,825
 MT. PLEASANT       PA
IVYRIDGE SHOPPING CENTER                                   1,504,080       6,026,320         263,077
 PHILADELPHIA       PA
ROOSEVELT MALL ANNEX                                         159,703          91,798       1,074,786
 PHILADELPHIA       PA
ROOSEVELT MALL NE                                                          2,602,635       6,385,817
 PHILADELPHIA       PA
STRAWBRIDGE'S                                                605,607       3,923,050
 PHILADELPHIA       PA
ST MARY'S PLAZA                                              977,711       3,910,842         102,304
 ST MARY'S          PA
NORTHLAND CENTER                                           1,198,947       4,824,500          58,058
 STATE COLLEGE      PA
SHOPS AT PROSPECT                                            741,941       2,967,765          12,058
 WEST HEMPFIELD     PA
YORK MARKETPLACE                                           3,199,353      12,797,412         359,172
 YORK               PA
CONGRESS CROSSING                                          1,098,351       6,747,013          69,993
 ATHENS             TN
GREENEVILLE COMMONS                                        1,075,200       7,884,800          23,156
 GREENEVILLE        TN
KINGS GIANT SHOPPING CENTER                                                2,500,633         192,845
 KINGSPORT          TN
GEORGETOWN SQUARE                                          1,166,924       4,674,698         201,633
 MURFREESBORO       TN
SHOPPING CENTER - COLONIAL HTS                               290,000         792,441
 COLONIAL HEIGHTS   VA
HANOVER SQUARE SHOPPING CENTER                             1,778,701       7,114,805         194,278
 MECHANICSVILLE     VA
VICTORIAN SQUARE                                           3,548,432      14,208,727          84,833
 MIDLOTHIAN         VA
CAVE SPRING CORNERS SHOPPING CENTER                        1,059,798       4,239,192
 ROANOKE            VA
SHOPPING CENTER - SPOTSYLVANIA                               250,000       1,363,880         231,472
 SPOTSYLVANIA       VA
RIDGEVIEW CENTRE                                           2,707,679       4,417,792         476,393
 WISE               VA
MOUNDSVILLE PLAZA                                            228,283       1,989,798       4,728,584
 MOUNDSVILLE        WV
GRAND CENTRAL PLAZA                                                        4,358,333         153,150
 PARKERSBURG        WV
KMART PLAZA                                                  664,121       2,656,483          40,122
 VIENNA             WV

   Vacant Land
**************************
1 NORTH CENTRAL AVENUE                                        17,197
 HARTSDALE          NY
                                        ------------    ------------    ------------    ------------
                                        $65,572,883     $232,501,644    $917,362,983    $127,910,413
                                        =============   ============    ============    ============

         (1) Aggregate cost is the same for Federal income tax purposes

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            July 31, 1995


      COLUMN A                                   COLUMN E                         COLUMN F           COLUMN G    COLUMN H  COLUMN I
    ___________                     ___________________________________________   ________          ___________  ________  ________
                                        Gross Amount at Which Carried at the
                                              Close of the Period
                                    ___________________________________________
                                                                                                                             Life
                                                                                                                           on Which
                                                                                                                           Depreci-
                                                                                                                             ated
                                                                                                                           in Latest
                                                    Building &                     Accumulated       Date of      Date      Income
  Description                           Land       Improvements      Total(1)      Depreciation     Construction Acquired  Statement
  ___________                        -----------  -------------  ---------------  --------------    ------------ --------  ---------
      Apartments
**************************
BRECKENRIDGE APARTMENTS                   604,487     2,605,323       3,209,810          370,420      1979        Feb 92    40 Years
 BIRMINGHAM         AL
COURTS AT WILDWOOD                      1,119,320     4,788,256       5,907,576          513,057      1969        Jul 93    40 Years
 BIRMINGHAM         AL
DEVONSHIRE PLACE                        1,245,728     6,095,393       7,341,121          846,177      1971        Feb 92    40 Years
 BIRMINGHAM         AL
THE CLUB APARTMENTS                     1,709,558     7,118,508       8,828,066          400,871      1969-1974   May 95    40 Years
 BIRMINGHAM         AL
HILLCREST APARTMENTS                      249,734     3,317,904       3,567,638            3,456      1977        Jun 97    40 Years
 MOBILE             AL
KNOLLWOOD APARTMENTS                    4,377,501    17,051,185      21,428,686           53,617      1978-1982   May 97    40 Years
 MOBILE             AL
MAISON DE VILLE APTS                    1,971,014     7,935,602       9,906,616          190,933      1963,71-73  Jul 96    40 Years
 MOBILE             AL
MAISON IMPERIAL APTS                      672,368     2,723,191       3,395,559           65,918      1969-73     Jul 96    40 Years
 MOBILE             AL
PLANTATION APARTMENTS                     440,866     1,783,457       2,224,323           42,773      1977        Jul 96    40 Years
 MOBILE             AL
MAYFAIR APARTMENTS                        240,000     1,426,663       1,666,663          712,109      1971        Jan 81    40 Years
 DOVER              DE
RODNEY APARTMENTS                         769,188     2,851,306       3,620,494        2,235,211      1963-1965   Jan 69    40 Years
 DOVER              DE
LAKE PARK APARTMENTS                      833,000     4,406,515       5,239,515        2,271,741      1965        Feb 76    40 Years
 LAKE PARK          FL
CAMBRIDGE APARTMENTS                      878,593     3,551,417       4,430,010          109,404      1972,1982   May 96    40 Years
 ATHENS             GA
TARA APARTMENTS                         1,192,545     4,835,369       6,027,914          137,398      1970        Jun 96    40 Years
 ATHENS             GA
REGENCY CLUB APARTMENTS                 1,179,910     4,751,413       5,931,323           94,496      1980        Sep 96    40 Years
 EVANSVILLE         IN
HAWTHORNE HEIGHTS APTS                  1,669,304     6,757,785       8,427,089          191,302      1965        Jun 96    40 Years
 INDIANAPOLIS       IN
JAMESTOWN APARTMENTS                      518,646     2,771,456       3,290,102          531,803      1967        Sep 91    40 Years
 LEXINGTON          KY
SADDLEBROOK APARTMENTS                  1,939,164     7,995,379       9,934,543          469,866      1969        May 95    40 Years
 LEXINGTON          KY
CHARLESTOWN @ DOUGLASS HILLS            1,306,230     5,520,533       6,826,763          555,402      1974        Sep 93    40 Years
 LOUISVILLE         KY
LA FONTENAY APARTMENTS                  1,176,550     5,413,422       6,589,972          721,393      1970        Jul 92    40 Years
 LOUISVILLE         KY
POPLAR LEVEL APARTMENTS                   284,793     1,230,813       1,515,606          211,915      1974        Jan 91    40 Years
 LOUISVILLE         KY
RIVERCHASE APARTMENTS                     807,302     3,255,879       4,063,181           64,999      1968        Aug 96    40 Years
 NEWPORT            KY
FORESTWOOD APARTMENTS                   2,070,811     8,336,720      10,407,531          130,787      1985        Oct 96    40 Years
 BATON ROUGE        LA
SHERWOOD ACRES APARTMENTS               3,906,900    15,658,362      19,565,262          278,033      1978-1979   Oct 96    40 Years
 BATON ROUGE        LA
WILLOW BEND LAKE APARTMENTS             2,930,484    11,749,325      14,679,809          184,017      1986        Oct 96    40 Years
 BATON ROUGE        LA
DEERHORN VILLAGE APARTMENTS             1,292,778     5,315,878       6,608,656          281,170      1974        Jul 95    40 Years
 KANSAS CITY        MO
MEADOW EAST APARTMENTS                     86,407     1,918,800       2,005,207          668,977      1964-1971   Sep 83    40 Years
 POTSDAM            NY
MOHAWK GARDEN APARTMENTS                  163,235     2,793,598       2,956,833        1,103,739      1947        Nov 85    40 Years
 ROME               NY
SPRING CREEK APARTMENTS                 1,451,271     9,067,552      10,518,823            9,445      1985        Jun 97    40 Years
 COLUMBUS           OH
ARLINGTON VILLAGE APARTMENTS            1,065,284     4,383,616       5,448,900          331,219      1966        Aug 94    40 Years
 FAIRBORN           OH
CHESTERFIELD APARTMENTS                   179,109     1,763,990       1,943,099          283,447      1979-1984   Feb 91    40 Years
 MAUMEE             OH
GOLDCREST APARTMENTS                    1,133,355     4,557,261       5,690,616           90,835      1968        Aug 96    40 Years
 SHARONVILLE        OH
CAMBRIDGE PARK APTS                     1,223,582     4,940,051       6,163,633           98,642      1973        Aug 96    40 Years
 UNION TWP-CINN     OH
GOVERNOUR'S PLACE APARTMENTS              626,807     2,590,393       3,217,200          148,699      1974        Apr 95    40 Years
 HARRISBURG         PA
HARBOUR LANDING APARTMENTS              1,141,954     4,688,028       5,829,982          225,176      1974        Sep 95    40 Years
 COLUMBIA           SC
SEDGEFIELD APARTMENTS                   1,550,734     6,382,744       7,933,478          496,863      1972,74,79  Jul 94    40 Years
 FLORENCE           SC
TURTLE CREEK APARTMENTS                   984,565     3,983,439       4,968,004          112,903      1976        Jun 96    40 Years
 GREENVILLE         SC
HICKORY LAKE APARTMENTS                 1,369,251     6,133,349       7,502,600          582,438      1974        Dec 93    40 Years
 ANTIOCH            TN
COURTS @ WATERFORD PLACE                2,745,404    11,030,170      13,775,574          172,527      1988,89     Dec 96    40 Years
 CHATTANOOGA        TN
ASHFORD PLACE APARTMENTS                1,150,270     5,191,839       6,342,109          517,950      1972-1974   Oct 93    40 Years
 CLARKSVILLE        TN
CEDAR VILLAGE APARTMENTS                  806,355     3,323,112       4,129,467          256,928      1982        Jul 94    40 Years
 CLARKSVILLE        TN
PADDOCK PLACE APARTMENTS                1,358,400     5,503,439       6,861,839          417,546      1989        Jul 94    40 Years
 CLARKSVILLE        TN
THE PINES APARTMENTS                      918,769     3,762,597       4,681,366          290,817      1986        Jul 94    40 Years
 CLARKSVILLE        TN
LANDMARK ESTATES APARTMENTS               476,624     1,947,983       2,424,607           39,370      1971        Aug 96    40 Years
 EAST RIDGE         TN
MILLER CREST APARTMENTS                   747,155     3,081,302       3,828,457           86,989      1973        Jun 96    40 Years
 JOHNSON CITY       TN
CEDAR BLUFF APARTMENTS                  1,312,383     5,302,085       6,614,468          161,332      1980        May 96    40 Years
 KNOXVILLE          TN
COUNTRY PLACE APARTMENTS                1,896,828     7,638,706       9,535,534          249,399      1979        Apr 96    40 Years
 NASHVILLE          TN
WOODBRIDGE APARTMENTS                   1,594,214     6,424,038       8,018,252          128,790      1980        Aug 96    40 Years
 NASHVILLE          TN

   Factory Outlets
**************************
BARSTOW FACTORY OUTLET                  5,730,337    35,604,304      41,334,641        3,241,746      1989        Nov 93    40 Years
 BARSTOW            CA
ST AUGUSTINE OUTLET CENTER              4,488,742    24,112,586      28,601,328        3,166,557      1991        Mar 92    40 Years
 ST AUGUSTINE       FL
BRANSON FACTORY OUTLET                     17,669    34,069,335      34,087,004        3,004,139      1988        Nov 93    40 Years
 BRANSON            MO
OSAGE FACTORY OUTLET VILLAGE            6,978,714    34,541,705      41,520,419        3,832,597      1987        Jan 93    40 Years
 OSAGE BEACH        MO
SIX FLAGS FACTORY OUTLET CENTER           794,941    20,578,120      21,373,061          108,578      1997        Apr 97    40 Years
 JACKSON            NJ
FT CHISWELL FACTORY OUTLET                411,023     2,588,776       2,999,799          671,308      1989        Nov 93    40 Years
 MAX MEADOWS        VA

   Miscellaneous
**************************
PIZZA HUT - PAD                            40,065       225,958         266,023           83,906      1973        May 86    35 Years
 GREENVILLE         NC
HARDEES - PAD                                           400,000         400,000              417      1971        Jul 97    35 Years
 HANOVER            PA
PIZZA HUT - PAD                                         427,500         427,500           12,214      1969        Jul 96    35 Years
 HARRISONBURG       VA

   Office Building
**************************
INSTITUTE FOR DEFENSE ANALYSES                        1,389,460       1,389,460          653,404      1982        May 74    35 Years
 PRINCETON          NJ

   Shopping Centers
**************************
CLOVERDALE VILLAGE                        634,152     2,543,910       3,178,062          177,953      1986        Oct 94    40 Years
 FLORENCE           AL
DOVERAMA @ RODNEY VILLAGE                  50,755       311,781         362,536           67,906      1969        Oct 88    40 Years
 DOVER              DE
RODNEY VILLAGE                          1,202,551     4,171,078       5,373,629        3,130,285      1959        Jan 69    40 Years
 DOVER              DE
REGENCY PARK SHOPPING CENTER            3,884,925    15,539,701      19,424,626           16,187      1985        Jun 97    40 Years
 JACKSONVILLE       FL
PRESIDENTIAL PLAZA                      1,308,956     2,458,317       3,767,273           18,645      1977        Apr 97    40 Years
 NORTH LAUDERDALE   FL
PRESIDENTIAL PLAZA WEST                   437,485       817,729       1,255,214            5,924      1977        Apr 97    40 Years
 NORTH LAUDERDALE   FL
RUTLAND PLAZA                           1,443,294     5,773,176       7,216,470          102,178      1964        Nov 96    40 Years
 ST PETERSBURG      FL
ALBANY PLAZA                              696,447     2,891,987       3,588,434          230,576      1968        May 94    40 Years
 ALBANY             GA
SOUTHGATE PLAZA - ALBANY                  231,517       998,253       1,229,770          172,379      1969        Jul 90    40 Years
 ALBANY             GA
EASTGATE PLAZA  - AMERICUS                221,637     1,046,383       1,268,020          183,436      1980        Jul 90    40 Years
 AMERICUS           GA
PERLIS PLAZA                              774,966     5,545,723       6,320,689          996,768      1972        Jul 90    40 Years
 AMERICUS           GA
ROGERS PLAZA                              291,014       772,933       1,063,947          151,166      1974        Jul 90    40 Years
 ASHBURN            GA
SWEETWATER VILLAGE                        707,938     2,831,750       3,539,688          197,912      1985        Oct 94    40 Years
 AUSTELL            GA
CEDAR PLAZA                               928,302     3,738,206       4,666,508          260,350      1994        Oct 94    40 Years
 CEDARTOWN          GA
CEDARTOWN SHOPPING CENTER                 745,006     3,350,713       4,095,719          212,960      1989        Jan 95    40 Years
 CEDARTOWN          GA
CORDELE SQUARE                            864,335     3,756,405       4,620,740          687,834      1968        Jul 90    40 Years
 CORDELE            GA
MR B'S                                    166,047       160,858         326,905           28,540      1968        Jul 90    40 Years
 CORDELE            GA
SOUTHGATE PLAZA - CORDELE                 202,682     1,018,766       1,221,448          171,199      1969        Jul 90    40 Years
 CORDELE            GA
HABERSHAM VILLAGE                       1,301,643     5,040,407       6,342,050          668,483      1985        May 92    40 Years
 CORNELIA           GA
MIDWAY VILLAGE SHOPPING CENTER          1,551,580     2,881,506       4,433,086            9,005      1989        May 97    40 Years
 DOUGLASVILLE       GA
WESTGATE - DUBLIN                         699,174     5,938,391       6,637,565        1,036,006      1974        Jul 90    40 Years
 DUBLIN             GA
NEW CHASTAIN CORNERS SHOPPING CENTE     2,452,946     5,723,542       8,176,488            5,962      1990        Jul 97    40 Years
 MARIETTA           GA
CREEKWOOD SHOPPING CENTER               1,158,203     3,474,608       4,632,811           10,858      1990        May 97    40 Years
 REX                GA
EISENHOWER SQUARE SHOPPING CENTER       1,026,000     4,104,000       5,130,000            4,275      1985        Jul 97    40 Years
 SAVANNAH           GA
VICTORY SQUARE                          1,206,181     4,870,451       6,076,632          614,097      1986        Jul 92    40 Years
 SAVANNAH           GA
TIFT-TOWN                                 271,444     1,499,023       1,770,467          254,504      1965        Jul 90    40 Years
 TIFTON             GA
WESTGATE - TIFTON                         156,269       304,705         460,974           53,672      1980        Jul 90    40 Years
 TIFTON             GA
HAYMARKET MALL                          1,230,252     5,151,114       6,381,366          274,867      1968-1979   May 95    40 Years
 DES MOINES         IA
HAYMARKET SQUARE                        2,056,172     8,486,643      10,542,815          456,066      1971-1979   May 95    40 Years
 DES MOINES         IA
SOUTHFIELD PLAZA SHOPPING CENTER        3,188,496     3,902,833       7,091,329           52,943      1958,72     Dec 96    40 Years
 BRIDGEVIEW         IL
WESTRIDGE COURT SHOPPING CENTER         9,765,195    39,060,786      48,825,981           40,697      1990        Jul 97    40 Years
 NAPERVILLE         IL
TINLEY PARK PLAZA                       2,607,702    10,593,328      13,201,030          499,961      1973        Sep 95    40 Years
 TINLEY PARK        IL
COLUMBUS CENTER                         1,196,269     6,019,396       7,215,665        1,366,383      1964        Dec 88    40 Years
 COLUMBUS           IN
JASPER MANOR                            1,319,937     7,120,829       8,440,766          974,190      1990        Feb 92    40 Years
 JASPER             IN
TOWN FAIR SHOPPING CENTER               1,104,876     3,759,503       4,864,379          419,248      1991        Feb 93    40 Years
 PRINCETON          IN
WABASH CROSSING                         1,614,878     6,498,255       8,113,133          588,886      1988        Dec 93    40 Years
 WABASH             IN
JACKSON VILLAGE                           284,815     3,694,696       3,979,511          713,687      1983        Dec 88    40 Years
 JACKSON            KY
J*TOWN CENTER                           1,331,074     4,715,417       6,046,491        1,025,246      1959        Oct 88    40 Years
 JEFFERSONTOWN      KY
NEW LOUISA PLAZA                          469,014     2,160,435       2,629,449          638,290      1978        Feb 88    40 Years
 LOUISA             KY
PICCADILLY SQUARE                         355,000     1,878,441       2,233,441          387,386      1973        Apr 89    40 Years
 LOUISVILLE         KY
EASTGATE SHOPPING CENTER                1,945,679     7,987,884       9,933,563          757,026      1987        Nov 93    40 Years
 MIDDLETOWN         KY
LIBERTY PLAZA                           2,075,809     8,418,939      10,494,748          466,171      1962        May 95    40 Years
 RANDALLSTOWN       MD
SHOPPING CENTER - SALISBURY               312,650     1,880,071       2,192,721          599,300      1973        May 86    35 Years
 SALISBURY          MD
MAPLE VILLAGE SHOPPING CENTER           1,625,580     6,778,500       8,404,080          471,644      1965        Oct 94    40 Years
 ANN ARBOR          MI
FARMINGTON CROSSROADS                   1,092,200     4,395,631       5,487,831          170,322      1986        Dec 95    40 Years
 FARMINGTON         MI
DELTA CENTER                            2,405,200     9,785,979      12,191,179          371,823      1985        Dec 95    40 Years
 LANSING            MI
HAMPTON VILLAGE CENTRE                  8,638,500    34,713,579      43,352,079        1,342,463      1990        Dec 95    40 Years
 ROCHESTER HILLS    MI
FASHION CORNERS                         2,244,800     8,809,100      11,053,900          340,960      1986        Dec 95    40 Years
 SAGINAW            MI
HALL ROAD CROSSING                      2,595,500    10,513,542      13,109,042          406,627      1985        Dec 95    40 Years
 SHELBY             MI
DELCO PLAZA                             1,277,504     5,109,367       6,386,871           79,770      1970,73     Nov 96    40 Years
 STERLING HEIGHTS   MI
WASHTENAW FOUNTAIN PLAZA                1,530,281     6,472,217       8,002,498          782,956      1989        Oct 92    40 Years
 YPSILANTI          MI
SHOPPING CENTER - GOLDSBORO               181,998     1,069,654       1,251,652          330,563      1973        May 86    35 Years
 GOLDSBORO          NC
SHOPPING CENTER - WILSON                  315,000     1,842,052       2,157,052          578,647      1973        May 86    35 Years
 WILSON             NC
LAUREL SQUARE                           3,261,701     9,813,236      13,074,937        1,249,278      1973        Jul 92    40 Years
 BRICKTOWN          NJ
HAMILTON PLAZA                          1,124,415     4,729,437       5,853,852          379,814      1972        May 94    40 Years
 HAMILTON           NJ
BENNETTS MILLS PLAZA                    1,794,122     6,428,203       8,222,325          462,109      1988        Sep 94    40 Years
 JACKSON            NJ
MIDDLETOWN PLAZA                        1,204,829     5,041,215       6,246,044        1,776,020      1972        Jan 75    40 Years
 MIDDLETOWN         NJ
RENAISSANCE CENTER EAST                 2,543,856    10,198,492      12,742,348          201,955      1981        Oct 96    40 Years
 LAS VEGAS          NV
UNIVERSITY MALL                           115,079     1,766,003       1,881,082          896,918      1967        Jan 76    40 Years
 CANTON             NY
CORTLANDVILLE                             236,846     1,859,708       2,096,554          407,486      1984        Aug 87    35 Years
 CORTLAND           NY
KMART PLAZA                               942,257     3,885,911       4,828,168          382,619      1970        Aug 93    40 Years
 DEWITT             NY
D & F PLAZA                               730,512     3,238,933       3,969,445          925,009      1967        Jan 86    40 Years
 DUNKIRK            NY
SHOPPING CENTER - ELMIRA                  110,116       891,205       1,001,321          188,453      1976        Feb 89    40 Years
 ELMIRA             NY
PYRAMID MALL                            2,175,221     8,810,383      10,985,604          867,285      1973        Aug 93    40 Years
 GENEVA             NY
SHOPPING CENTER - GLOVERSVILLE            139,429       629,081         768,510          130,368      1974        Dec 88    40 Years
 GLOVERSVILLE       NY
MCKINLEY PLAZA                          1,246,680     5,079,743       6,326,423          707,955      1991        Jun 92    40 Years
 HAMBURG            NY
CAYUGA PLAZA                            1,397,708     6,009,337       7,407,045        1,208,666      1969        May 89    40 Years
 ITHACA             NY
SHOPS @ SENECA MALL                     1,545,838     6,535,120       8,080,958          633,061      1971        Aug 93    40 Years
 LIVERPOOL          NY
TRANSIT ROAD PLAZA                        424,634     1,885,167       2,309,801          178,279      1971        Aug 93    40 Years
 LOCKPORT           NY
SHOPPING CENTER - MARCY                   400,000     2,326,024       2,726,024          744,201      1971        May 86    35 Years
 MARCY              NY
WALLKILL PLAZA                          2,445,200     8,643,792      11,088,992          333,776      1986        Dec 95    40 Years
 MIDDLETOWN         NY
ROCKLAND PLAZA                          3,990,842     8,747,476      12,738,318        3,134,331      1963        Jan 83    40 Years
 NANUET             NY
SOUTH PLAZA                               508,013     2,590,971       3,098,984        1,003,554      1967        Apr 83    40 Years
 NORWICH            NY
WESTGATE PLAZA - ONEONTA                  142,821     1,441,172       1,583,993          522,468      1967        Jan 84    40 Years
 ONEONTA            NY
OSWEGO PLAZA                              250,000     3,651,412       3,901,412        1,219,684      1966        Jan 77    40 Years
 OSWEGO             NY
MOHAWK ACRES                              241,606     2,764,070       3,005,676          820,374      1965        Feb 84    40 Years
 ROME               NY
MONTGOMERY WARD                            93,341       714,842         808,183          248,249      1965        Jan 84    40 Years
 ROME               NY
PRICE CHOPPER PLAZA                       933,792     3,735,170       4,668,962          369,964      1988        Aug 93    40 Years
 ROME               NY
WESTGATE MANOR PLAZA - ROME                77,208       830,998         908,206          234,634      1961        Jan 86    40 Years
 ROME               NY
NORTHLAND                                  16,182     1,045,717       1,061,899          289,033      1962        Jan 73    40 Years
 WATERTOWN          NY
HARBOR PLAZA                              388,997     1,701,107       2,090,104          282,162      1988        Feb 91    40 Years
 ASHTABULA          OH
BELPRE PLAZA                                          2,200,310       2,200,310          484,545      1969        Jun 88    40 Years
 BELPRE             OH
SOUTHWOOD PLAZA                           707,073     2,174,561       2,881,634          570,241      1961        May 90    40 Years
 BOWLING GREEN      OH
BRENTWOOD PLAZA                         2,050,969     8,427,099      10,478,068          673,922      1957        May 94    40 Years
 CINCINNATI         OH
DELHI SHOPPING CENTER                   2,300,029     9,218,117      11,518,146          259,810      1973,85,87  May 96    40 Years
 CINCINNATI         OH
WESTERN VILLAGE SHOPPING CENTER         1,321,484     5,401,963       6,723,447          430,829      1960        May 94    40 Years
 CINCINNATI         OH
SOUTH TOWNE CENTRE                      4,737,368    11,103,931      15,841,299        1,524,737      1972        Mar 92    40 Years
 DAYTON             OH
HERITAGE SQUARE                         1,749,182     7,071,634       8,820,816          725,931      1959        Aug 93    40 Years
 DOVER              OH
MIDWAY CROSSING                         1,944,200     7,776,800       9,721,000          300,556      1986        Dec 95    40 Years
 ELYRIA             OH
FAIRFIELD MALL                          1,287,649     1,769,698       3,057,347          323,648      1978        May 90    40 Years
 FAIRFIELD          OH
SILVER BRIDGE PLAZA                       919,022     4,650,281       5,569,303        1,519,649      1972        Dec 86    40 Years
 GALLIPOLIS         OH
SHOPPING CENTER - GENOA                    96,001     1,016,349       1,112,350          162,159      1987        Mar 91    40 Years
 GENOA              OH
PARKWAY PLAZA                             950,667     2,458,212       3,408,879          449,746      1955        Sep 89    40 Years
 MAUMEE             OH
NEW BOSTON SHOPPING CENTER              2,102,371     9,270,492      11,372,863        1,029,537      1991        Feb 93    40 Years
 NEW BOSTON         OH
MARKET PLACE                              597,923     4,099,549       4,697,472          634,857      1972        Nov 91    40 Years
 PIQUA              OH
CENTRAL AVE MARKET PLACE                1,046,480     2,132,889       3,179,369          355,838      1968        Aug 90    40 Years
 TOLEDO             OH
BETHEL PARK PLAZA                         861,539     9,951,475      10,813,014           31,098      1965        May 97    40 Years
 BETHEL PARK        PA
DILLSBURG SHOPPING CENTER               1,166,376     4,665,505       5,831,881           92,286      1994        Oct 96    40 Years
 DILLSBURG          PA
NEW GARDEN SHOPPING CENTER                907,130     3,141,296       4,048,426           17,340      1979        Apr 97    40 Years
 KENNETT SQUARE     PA
STONEMILL PLAZA                         1,407,975     5,682,786       7,090,761          501,352      1988        Jan 94    40 Years
 LANCASTER          PA
CROSSROADS PLAZA                          384,882     1,346,493       1,731,375          288,844      1975        Nov 88    40 Years
 MT. PLEASANT       PA
IVYRIDGE SHOPPING CENTER                1,504,080     6,289,397       7,793,477          302,764      1963        Aug 95    40 Years
 PHILADELPHIA       PA
ROOSEVELT MALL ANNEX                      159,703     1,166,584       1,326,287          560,764      1958        Apr 74    40 Years
 PHILADELPHIA       PA
ROOSEVELT MALL NE                                     8,988,452       8,988,452        4,282,633      1964        Jan 64    40 Years
 PHILADELPHIA       PA
STRAWBRIDGE'S                             605,607     3,923,050       4,528,657        3,923,050      1964        Jan 64    35 Years
 PHILADELPHIA       PA
ST MARY'S PLAZA                           977,711     4,013,146       4,990,857          277,305      1970        Dec 94    40 Years
 ST MARY'S          PA
NORTHLAND CENTER                        1,198,947     4,882,558       6,081,505          645,204      1988        Jun 92    40 Years
 STATE COLLEGE      PA
SHOPS AT PROSPECT                         741,941     2,979,823       3,721,764          148,082      1994        Jul 95    40 Years
 WEST HEMPFIELD     PA
YORK MARKETPLACE                        3,199,353    13,156,584      16,355,937          727,224      1955        May 95    40 Years
 YORK               PA
CONGRESS CROSSING                       1,098,351     6,817,006       7,915,357          923,779      1990        Mar 92    40 Years
 ATHENS             TN
GREENEVILLE COMMONS                     1,075,200     7,907,956       8,983,156        1,073,128      1990        Mar 92    40 Years
 GREENEVILLE        TN
KINGS GIANT SHOPPING CENTER                           2,693,478       2,693,478          348,423      1970        Sep 92    40 Years
 KINGSPORT          TN
GEORGETOWN SQUARE                       1,166,924     4,876,331       6,043,255          527,474      1986        Sep 93    40 Years
 MURFREESBORO       TN
SHOPPING CENTER - COLONIAL HTS            290,000       792,441       1,082,441          254,713      1972        May 86    35 Years
 COLONIAL HEIGHTS   VA
HANOVER SQUARE SHOPPING CENTER          1,778,701     7,309,083       9,087,784          882,224      1991        Jan 93    40 Years
 MECHANICSVILLE     VA
VICTORIAN SQUARE                        3,548,432    14,293,560      17,841,992        1,198,697      1991        Mar 94    40 Years
 MIDLOTHIAN         VA
CAVE SPRING CORNERS SHOPPING CENTER     1,059,798     4,239,192       5,298,990           13,247      1969        Jun 97    40 Years
 ROANOKE            VA
SHOPPING CENTER - SPOTSYLVANIA            250,000     1,595,352       1,845,352          454,512      1970        May 86    35 Years
 SPOTSYLVANIA       VA
RIDGEVIEW CENTRE                        2,707,679     4,894,185       7,601,864          617,486      1990        Jul 92    40 Years
 WISE               VA
MOUNDSVILLE PLAZA                         228,283     6,718,382       6,946,665          716,558      1961        Dec 88    40 Years
 MOUNDSVILLE        WV
GRAND CENTRAL PLAZA                                   4,511,483       4,511,483          991,379      1986        Jun 88    40 Years
 PARKERSBURG        WV
KMART PLAZA                               664,121     2,696,605       3,360,726          300,757      1975        Feb 93    40 Years
 VIENNA             WV

   Vacant Land
**************************
1 NORTH CENTRAL AVENUE                     17,197                        17,197                                   Jul 72
 HARTSDALE          NY
                                     ------------ -------------- --------------   ------------
                                     $232,501,644 $1,045,273,396 $1,277,775,040   $105,866,380
                                     ============ ============== ==============   ============

         (1) Aggregate cost is the same for Federal income tax purposes

                            NEW PLAN REALTY TRUST
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                                SCHEDULE III

                                JULY 31, 1997
                                 (continued)

Reconciliation of "Real Estate and Accumulated Depreciation":

                                 1997           1996             1995
                                 ----           ----             ----
INVESTMENT IN REAL ESTATE
Balance at beginning
 of period                 $  977,941,507  $ 765,080,457    $ 621,342,318

Additions during the
 period:
   Land                        58,502,501     40,640,504       23,964,530
   Buildings and
    improvements              246,887,815    177,887,917      120,636,110
                           --------------  -------------    -------------
                            1,283,331,823    983,608,878      765,942,958

Less:
Costs of assets sold
 and written-off                5,556,779      5,667,371          862,501
                           --------------  -------------    -------------
Balance at end of period   $1,277,775,044  $ 977,941,507    $ 765,080,457
                           ==============  =============    =============

ACCUMULATED DEPRECIATION
Balance at beginning
 of period                    $82,523,169    $64,006,509    $  49,101,916

Additions charged to
 operating expenses            24,620,418     19,724,387       14,968,266
                           --------------  -------------    -------------
                              107,143,587     83,730,896       64,070,182

Less:
Accumulated depreciation
 on assets sold and
 written-off                    1,277,207      1,207,727           63,673
                           --------------  -------------    -------------
Balance at end of period   $  105,866,380  $  82,523,169    $  64,006,509
                           ==============  =============    =============

                                               NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                             SCHEDULE IV

                                                            July 31, 1997


       COLUMN A                      COLUMN B      COLUMN C      COLUMN D            COLUMN E         COLUMN F       COLUMN G
       --------                      --------     ----------     --------            --------         --------       --------
                                     Final          Face                                                Face         Carrying
                                     Interest     Maturity       Periodic                            Amount of       Amount of
     Description                     Rate           Date       Payment Terms       Prior Liens       Mortgages       Mortgages
     -----------                     --------     ----------  ----------------     -----------       ---------       ---------

Purchase money first mortgage,                                Interest payable
collateralized by a shopping                                  monthly, balance
center in Connellsville, PA          10%             8/31/98  at maturity                           $5,420,000      $5,180,000

Purchase money first mortgage,                                Interest payable
collateralized by a shopping                                  monthly, $45,000
center in Whitesboro, NY             9.38%           7/25/98  principal per                          4,610,000       4,205,000
                                                              month for 17
                                                              months, balance
                                                              at maturity

Leasehold mortgage                                            Interest and
collateralized                                                principal payable
by a tenant lease                    11.5%         4/30/2004  monthly                                  258,843         236,860

Purchase money first mortgage                                 $100,000 interest
collateralized by a shopping center                           and principal
in New City, NY                      9.375%        7/27/2002  payable monthly,                      10,350,000      10,350,000
                                                              balance at
                                                              maturity

Leasehold mortgage                                            Interest and
collateralized                                                principal payable
by a Tenant lease                    12%            6/1/2001  monthly                                1,000,000         890,273

Purchase money first mortgage                                 Interest payable
collateralized by a shopping                                  monthly, balance
center in Harrisonburg, VA           8.75%           7/23/98  at maturity                              794,500         794,500

Purchase money first mortgage                                 Interest payable
collateralized by shopping                                    quarterly and
center in New Bern, NC               7.2%           5/9/2001  principal payable                        750,000         750,000
                                                              at maturity

Purchase money first mortgage                                 Interest payable
collateralized by shopping center                             monthly and
in Hanover, PA                       8.75%         7/23/2001  principal payable                        700,000         700,000
                                                              at maturity                              -------         -------

Note--Column H is not applicable                                                                   $23,883,343     $23,106,633
                                                                                                   ===========     ===========



                                      Year Ended July 31,


                                      1997          1996           1995

Balance, beginning of period      $23,597,342    $22,873,504    $22,909,676

Additions during period:
  New mortgage loans                  700,000      1,544,500         --

Reductions during period:
  Collection of principal          (1,190,709)      (820,662)       (36,172)

                                 ------------    -----------    -----------

Balance, end of period            $23,106,633    $23,597,342    $22,873,504
                                  ===========    ===========    ===========

                                EXHIBIT INDEX



                                                  Page Number in Signed
 Exhibit No.            Description               Registration Statement

*3.1     Amended and Restated Declaration of Trust of New Plan
         Realty Trust filed as Exhibit 99.3 to the Registrant's Form 8-K dated May 24, 1996.

  4.1    Specimen Certificate for Shares of Beneficial Interest.

 *4.2 Certificate of Designation Supplementing the Amended and Restated Declaration of Trust of New Plan Realty Trust filed as Exhibit 4.1 to the Registrant's Form 8-K dated July 2, 1997.

 4.3 Deposit Agreement dated as of July 3, 1997, among New Plan Realty Trust and BankBoston N.A.

 4.4 Specimen Certificate for 7.80% Series A Cumulative Step-Up Premium Rate Preferred Shares.

 4.5     Specimen Depositary Receipt.

 *9.1 Agreement dated February 26, 1979 among William Newman, Joseph Newman and Melvin Newman filed as Exhibit 9 to Registration Statement No. 2-63669.

 *9.2 Purchase Agreement dated December 18, 1990 between New Plan Realty Trust and Beleggingsmaatschappij Midas B.V. (presently known as Stichting Pensioenfonds) filed as Exhibit 9.5 to the Registrant's Form 10-K for the fiscal year ended July 31, 1994.

 *9.3 Termination of Purchase Agreement dated December 17, 1981 between New Plan Realty Trust and Merchant Navy Officers Pension Fund Trustees Limited (presently known as MNOPF Trustees Limited) filed as Exhibit
         9.6 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

 10.1 Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of October 29, 1996.

*10.2 Senior Securities Indenture between New Plan Realty Trust and The First National Bank of Boston, as Trustee, dated as of March 29, 1995 filed as Exhibit 4.2 to Registration Statement No. 33-60045.

*10.3 7.75% Senior Note Due April 6, 2005 filed as Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

*10.4 6.8% Senior Note Due May 15, 2002 filed as Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

*10.5 Distribution Agreement dated May 24, 1996 by and among New Plan Realty Trust, Lehman Brothers, Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Smith Barney Inc., filed as Exhibit 1 to the Registrant's Form 8-K dated May 24, 1996.

*10.6 Form of Medium Term Note (Fixed Rate) filed as Exhibit 99.1 to the Registrant's Form 8-K dated May 24, 1996.

*10.7 Form of Medium Term Note (Floating Rate) filed as Exhibit 99.2 to the Registrant's Form 8-K dated May 24, 1996.

*10.8 Distribution Agreement dated December 6, 1996 by and among New Plan Realty Trust, Lehman Brothers, Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Salomon Brothers Inc and Smith Barney Inc., filed as Exhibit 1 to the Registrant's Form 8-K dated December 12, 1996.

*10.9 Form of Medium Term Note (Fixed Rate) filed as Exhibit 4.1 to the Registrant's Form 8-K dated December 12, 1996.

*10.10 Form of Medium Term Note (Floating Rate) filed as Exhibit 4.2 to the Registrant's Form 8-K dated December 12, 1996.

  11 Statement of Computation of Earnings Per Share for the Twelve Months Ended July 31, 1997.

  12     Ratio of Earnings to Fixed Charges.

  21     Subsidiaries of the Registrant.

  23     Consent of Coopers & Lybrand L.L.P. dated October 9,
         1997.

27(1)    Financial Data Schedule.



*Incorporated herein by reference as above indicated.
(1)  Filed as exhibit to electronic filing only.