Form 10-Q
period 1997-10-31
NEW PLAN REALTY TRUST
filed 1997-12-09
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997
          OR


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

Yes X    No

The number of shares outstanding at December 1, 1997 was 59,168,706.



                   Total number of pages 11

                   NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                       THREE MONTHS ENDED OCTOBER 31,
                                (UNAUDITED)
                (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

REVENUES                                          1997      1996
                                                  ----      ----
 Rental and
  related revenues                                $58,565   $46,618
 Interest and dividend
  income                                              942     1,165
                                                  -------   -------

                                                   59,507    47,783
OPERATING EXPENSES                                 ------    ------
 Operating costs                                   15,004    11,487
 Leasehold rents                                      168       165
 Real estate and other
  taxes                                             5,244     4,447
 Interest expense                                   8,553     5,861
 Depreciation and amortization                      7,450     5,686
 Provision for doubtful accounts,
  net of recoveries (Note C)                          855       567
                                                    -----     -----
 TOTAL OPERATING EXPENSES                          37,274    28,213
                                                   ------    ------
                                                   22,233    19,570

 Administrative expenses                              629       494
                                                   ------    ------
 INCOME BEFORE LOSS ON SALE
  OF PROPERTY                                      21,604    19,076

 Loss on sale of property                             (67)      --
                                                   -------   ------
     NET INCOME                                    21,537    19,076

     PREFERRED STOCK DIVIDEND                      (1,463)      --
                                                   -------   ------
     NET INCOME APPLICABLE TO SHARES
       OF BENEFICIAL INTEREST                     $20,074   $19,076
                                                  =======   =======

     NET INCOME PER SHARE OF BENEFICIAL INTEREST  $   .34   $   .33

     CASH DISTRIBUTION PER SHARE OF BENEFICIAL
     INTEREST                                     $  .365   $  .355

     WEIGHTED AVERAGE SHARES OF BENEFICIAL
       INTEREST OUTSTANDING                        59,003    58,132



See accompanying notes to consolidated financial statements.

                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                             OCTOBER 31,       JULY 31,
                                                1997             1997
                                             (UNAUDITED)
                                             -----------      -----------
ASSETS

Real estate, at cost
  Land                                       $   241,400         $  232,502
  Buildings and improvements                   1,080,114          1,045,273
                                             -----------         ----------
                                               1,321,514          1,277,775
  Less accumulated depreciation
    and amortization                             113,199            105,866
                                             -----------         ----------
                                               1,208,315          1,171,909

Cash and cash equivalents                          8,900             42,781
Marketable securities                              2,067              2,034
Mortgages and notes receivable                    22,954             23,107
Receivables
  Trade and notes, net of allowance
    for doubtful accounts                         12,356             12,035
  Other                                            1,463              1,464
Prepaid expenses and deferred charges              8,294              5,000
Other assets                                       2,765              2,814
                                             -----------         ----------
TOTAL ASSETS                                 $ 1,267,114         $1,261,144
                                             ===========         ==========

LIABILITIES

Mortgages payable                            $    64,999         $   65,573
Notes payable, net of unamortized discount       412,672            412,634
Other liabilities                                 35,390             33,359
Tenants' security deposits                         5,039              4,623
                                             -----------         ----------
  TOTAL LIABILITIES                              518,100            516,189
                                             -----------         ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred shares, par value $1.00,
    authorized 1,000,000 shares; issued
    and outstanding (1997 - 150,000 Series A
    Cumulative Preferred Shares, 1996 - none),
    $75,000,000 redemption value                  72,775             72,775
  Shares of beneficial interest without par
    value, unlimited authorization; issued
    and outstanding (October 31, 1997 -
    59,166,606; July 31, 1997 - 58,934,371)      743,198            738,011

  Less loans receivable for the purchase of
    shares of beneficial interest                  2,771              2,814
  Add unrealized gain on securities reported
    at fair value                                  1,090              1,057
                                                  ------              -----
                                                 814,292            809,029

  Less distributions in excess of net
    income                                        65,278             64,074
                                                  ------             ------
  TOTAL SHAREHOLDERS' EQUITY                     749,014            744,955
TOTAL LIABILITIES AND SHAREHOLDERS'              -------            -------
  EQUITY                                     $ 1,267,114         $1,261,144
                                             ===========         ==========

See accompanying notes to consolidated financial statements.

                    NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED OCTOBER 31,
                           (UNAUDITED)(IN THOUSANDS)

                                                          1997      1996
OPERATING ACTIVITIES                                      ----      ----
 Net Income                                            $ 21,537  $ 19,076
 Adjustments to reconcile net income
 to net cash provided by
 operating activities:
     Depreciation and amortization                        7,450     5,686
     Loss on sale of property                                67        --
                                                        -------   -------
                                                         29,054    24,762

     Changes in operating assets and
       liabilities, net
     Increase in trade and notes receivable                (826)     (675)
        Decrease in other receivables                         1        90
        Increase in allowance for doubtful accounts         505       231
        Increase in other liabilities                     2,031     2,456
        Increase in net sundry assets and liabilities    (2,900)   (2,833)
                                                         -------   -------

       NET CASH PROVIDED BY OPERATING ACTIVITIES         27,865    24,031
                                                         ------    ------
INVESTING ACTIVITIES
 Sale of marketable securities                               15        32
 Purchase of marketable securities                          (16)       --
 Purchase and improvement of properties                 (43,746) (101,666)
 Costs from the sale of property                            (67)       --
 Repayment of mortgage notes receivable                      152       12
                                                          ------   -------

        NET CASH USED IN INVESTING ACTIVITIES            (43,662)(101,622)
                                                         -------- --------

FINANCING ACTIVITIES
 Distributions to shareholders                          (22,741)  (20,614)
 Proceeds from the dividend reinvestment plan             4,300     3,785
 Repayment of short-term debt                                --   (19,500)
 Proceeds from the exercise of stock options                887        96
 Proceeds from the sale of notes                             --   133,000
 Principal payments on mortgages                           (574)      (94)
 Repayment of loans receivable for the purchase
  of shares of beneficial interest                           44        26
                                                         -------  --------
  NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES   (18,084)   96,699
                                                        --------  --------
   (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS     (33,881)   19,108

 Cash and cash equivalents at beginning of year          42,781     4,300
                                                        --------   -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  8,900  $ 23,408
                                                       ========= =========

See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Trust, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three month periods ended October 31, 1997 and 1996 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K.



Note B:   Supplemental Cash Flow Information

State and local income taxes paid for the three months ended
October 31, 1997 and 1996 were $81,000 and $0, respectively.

Interest paid for the three months ended October 31, 1997 and 1996 was $8,852,000 and $5,260,000, respectively.



Note C:   Provision for Doubtful Accounts

The provision for doubtful accounts is net of recoveries; for the three months ended October 31, 1997 and 1996, recoveries were $10,000 and $16,000, respectively.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


I.   Liquidity and Capital Resources

     On October 31, 1997 the Trust had approximately $11.0 million in available cash, cash equivalents and marketable securities.

     During the three month period ended October 31, 1997, the Trust paid approximately $37.7 million to acquire three shopping centers (479,000 gross leasable square feet) and two apartment properties (604 units).

     Debt at October 31, 1997 consisted of $65.0 million of mortgages payable and $412.7 million of notes payable.

     In November 1997 the Trust renewed its unsecured revolving credit agreement with The Bank of New York which provides for up to $50 million in borrowing through November 1998. There are restrictive covenants that limit total indebtedness to 50% of total capitalization, and mortgage debt to 40% of total capitalization. The credit agreement also requires a minimum interest coverage ratio of 2 to 1 and a minimum tangible net worth of $500 million.

     The Trust's dividend reinvestment program provided $4.3 million during the three month period ended October 31, 1997. In addition, the Trust made dividend distributions of $22.7 million to shareholders and paid $6.0 million for improvements to existing properties.

     Funds from operations applicable to shares of beneficial interest, defined as net income plus depreciation and amortization of real estate plus losses from asset sales less preferred stock dividends, increased $2.8 million to $27.6 million ($.47/share) from $24.8 million ($.43/share) in the prior year's comparable three month period.

II. Results of operations for the three months ended October 31, 1997 and 1996

     A.   Revenues

          Total revenues increased approximately $11.7 million to $59.5 million. The increase came primarily as a result of the acquisition of 34 properties since July 1996 and the opening of the Six Flags Factory Outlet in the Spring of 1997.

     B.   Operating Expenses

          Operating costs and leasehold rents increased approximately $3.5 million to $15.2 million, reflecting the acquisition of properties.

          Real estate and other taxes increased approximately $.8 million to $5.2 million. The principal reason for this increase was the larger portfolio of properties.

          Interest expense increased approximately $2.7 million to $8.6 million. This increase was due to the issuance, since October 1996 of $164 million of notes which were used to fund the Trust's property acquisition program.

          Depreciation and amortization of properties increased approximately $1.8 million to $7.5 million. This increase was the result of the acquisition of properties.

          Provision for doubtful accounts, net of recoveries, increased $288,000 to $855,000. This was due to an increase in delinquencies and a higher level of revenue.

     C.   Administrative Expenses

          Administrative expenses as a percent of revenue was constant at 1% compared to last year's comparable period.

III. New Accounting Standards

     During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards: (i) No. 128 "Earnings Per Share" ("SFAS 128"), which will be effective for financial statements for both interim and annual periods ending after December 15, 1997, (ii) No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129"), which is effective for fiscal years ending after December 15, 1997,
     (iii) No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is for fiscal years beginning after December 15, 1997, and (iv) No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is for fiscal years beginning after December 15, 1997. Management believes that the implementation of SFAS 128, 129 and 130 will not have a material impact on the Trust's financial statements. The Trust has yet to determine the impact of SFAS 131.

                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

               Exhibit 11 -   Statement Regarding Computation of
                              Per Share Earnings

               Exhibit 12.1 - Ratio of Earnings to Fixed Charges

               Exhibit 12.2 - Calculation of Ratio of Earnings to
                              Fixed Charges Three Months Ended
                              October 31, 1997

               Exhibit 27 -   Financial Data Schedule   (This
                              exhibit is filed for EDGAR filing
                              purposes only.)

     (b) During the period covered by this report the Trust filed the following:

               Form 8-K/A, Amendment 1 dated September 19, 1997.
               This report amended Form 8-K dated July 31, 1997.
               It contains items 5 and 7.













                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 9, 1997

                                   NEW PLAN REALTY TRUST



                                   By:/s/Michael I. Brown
                                      --------------------
                                      MICHAEL I. BROWN
                                      Chief Financial Officer,
                                      Controller

                          EXHIBIT INDEX


Number              Description                             Page

11                  Statement Regarding Computation
                      of Per Share Earnings                 10

12.1                Ratio of Earnings to Fixed Charges      11

12.2                Calculation of Ratio of Earnings
                      to Fixed Charges                      11

27                  Financial Data Schedule                 12