Form 10-Q
period 1998-01-31
NEW PLAN REALTY TRUST
filed 1998-03-09
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10 Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998
                  OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

         Commission file number  1 - 8459


                              NEW PLAN REALTY TRUST

             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                          13 - 1995781
(State or other Jurisdiction of                (IRS Employer
 Incorporation or Organization)              Identification No.)

              1120 Avenue of the Americas, New York, New York 10036
               (Address of Principal Executive Office) (Zip Code)

                                 (212) 869-3000
                          Registrant's Telephone Number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

The number of shares outstanding at February 28, 1998 was 59,457,511.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


================================================================================

                                                    THREE MONTHS                             SIX MONTHS
                                                       ENDED                                   ENDED
                                                    JANUARY 31,                             JANUARY 31,
                                             1998                 1997               1998                1997
                                             ----                 ----               ----                ----

REVENUES
 Rental income and
  related revenues                          $60,827             $50,047              $119,392          $96,665
 Interest and dividend
  income                                      1,018               1,100                 1,960            2,265
                                            -------             -------              --------          -------
                                             61,845              51,147               121,352           98,930
                                            -------             -------              --------          -------
OPERATING EXPENSES

 Operating costs                             15,252              12,638                30,256           24,125
 Leasehold rents                                153                 160                   321              325
 Real estate and
  other taxes                                 5,664               4,580                10,908            9,027
 Interest expense                             8,660               7,085                17,213           12,946
 Depreciation and amortization                7,683               6,181                15,133           11,867
 Provision for doubtful accounts,
  net of recoveries (Note C)                  1,163                 976                 2,018            1,543
                                             ------               -----               -------           ------

 TOTAL OPERATING EXPENSES                    38,575              31,620                75,849           59,833
                                             ------              ------                ------           ------

 Administrative expenses                        745                 504                 1,374              998
                                             ------              ------                -------          ------

 INCOME BEFORE GAIN (LOSS) ON SALE
 OF PROPERTY                                 22,525              19,023                44,129           38,099
 Gain (loss) on sale of property                 __                  69                  (67)               69
                                             ------              ------                ------           ------

     NET INCOME                              22,525              19,092                44,062           38,168


     PREFERRED DIVIDENDS                     (1,462)                 --                (2,925)              --
                                             ------              ------                ------           -------

     NET INCOME APPLICABLE TO SHARES OF
       BENEFICIAL INTEREST                  $21,063             $19,092               $41,137          $38,168
                                            =======             =======               =======          =======


     BASIC EARNINGS PER SHARE (NOTE D)      $.36                $.33                 $.70              $.66


     DILUTED EARNINGS PER SHARE (NOTE D)    $.35                $.32                 $.69              $.65


     DIVIDENDS PER SHARE                    $.3675              $.3575               $.7325            $.7125


     WEIGHTED AVERAGE SHARES OUTSTANDING
       BASIC (NOTE D)                       59,228              58,337               59,116            58,235


     WEIGHTED AVERAGE SHARES OUTSTANDING    59,720              58,666               59,514            58,489
       DILUTED (NOTE D)


See accompanying notes to consolidated financial statements.



                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                         JANUARY 31,                  JULY 31,
                                            1998                        1997
                                         -----------                  --------

ASSETS
------

Real estate, at cost
  Land                                        $  242,773              $  232,502
  Buildings and improvements                   1,099,825               1,045,273
                                              ----------              ----------
                                               1,342,598               1,277,775

  Less accumulated depreciation
    and amortization                             120,764                 105,866
                                              ----------              ----------
                                               1,221,834               1,171,909


Cash and cash equivalents                         49,381                  42,781
Marketable securities                              2,004                   2,034
Mortgages and notes receivable                    22,882                  23,107

Receivables:
  Trade and notes, net of allowance
    for doubtful accounts                         15,212                  12,035
  Other                                            1,591                   1,464
Prepaid expenses and deferred charges              9,694                   5,000
Other assets                                       3,318                   2,814
                                              ----------              ----------
  TOTAL ASSETS                                $1,325,916              $1,261,144
                                              ==========              ==========


LIABILITIES
-----------

Mortgages payable                             $   69,909              $   65,573
Notes payable, net of unamortized discount       462,710                 412,634

Other liabilities                                 33,142                  33,359
Tenants' security deposits                         5,189                   4,623
                                                 -------                 -------
  TOTAL LIABILITIES                              570,950                 516,189
                                                 =======                 =======

COMMITMENTS AND CONTINGENCIES
-----------------------------

SHAREHOLDERS' EQUITY
--------------------

  Preferred shares, par value $1.00,
    authorized 1,000,000 shares; issued
    and outstanding (150,000 Series A
    Cumulative Preferred Shares),
    $75,000,000 redemption value                  72,775                  72,775

  Shares of beneficial interest without par
    value, unlimited authorization; issued
    and outstanding (January 31, 1998
    59,424,011; July 31, 1997   58,934,371)      749,553                 738,011


  Less loans receivable for the purchase of
    shares of beneficial interest                  2,419                   2,814

  Add unrealized gain on securities reported
    at fair value                                  1,026                   1,057
                                              ----------                --------

                                                 820,935                 809,029
  Less distributions in excess of net income      65,969                  64,074
                                              ----------              ----------

  TOTAL SHAREHOLDERS' EQUITY                     754,966                 744,955
                                              ----------              ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,325,916              $1,261,144
                                              ==========              ==========


See accompanying notes to consolidated financial statements.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED JANUARY 31,
                            (UNAUDITED)(IN THOUSANDS)

                                                          1998                        1997
                                                          ----                        ----


OPERATING ACTIVITIES
  Net Income                                             $ 44,062                    $ 38,168

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                          15,133                      11,867
    Loss (gain) on sale of property                            67                         (69)
                                                          -------                    --------
                                                           59,262                      49,966


    Changes in operating assets and liabilities, net

       Increase in trade and notes receivable              (3,993)                     (1,709)
       (Increase) decrease in other receivables              (127)                        114
       Increase in allowance for doubtful accounts            816                       1,042
       (Decrease) increase in other liabilities              (217)                      3,268
       Increase in net sundry assets and liabilities       (4,794)                     (3,594)
                                                          -------                    --------

       NET CASH PROVIDED BY OPERATING ACTIVITIES           50,947                      49,087
                                                          -------                    --------

INVESTING ACTIVITIES

  Sale of marketable securities                                16                         132
  Purchase of marketable securities                           (17)                         --
  Net proceeds from the sale of property                      (67)                      1,161
  Purchase and improvement of properties                  (58,635)                   (133,151)
  Repayment of mortgage notes receivable                      225                       1,168
                                                          -------                    --------

       NET CASH USED IN INVESTING ACTIVITIES              (58,478)                   (130,690)
                                                          -------                    --------


FINANCING ACTIVITIES
--------------------

  Distributions to shareholders                           (45,956)                    (41,463)
  Proceeds from the dividend reinvestment plan              8,856                       7,978
  Proceeds from the exercise of stock options               2,687                       2,052
  Repayment of short term debt                                                        (19,500)
  Proceeds from the sale of notes                          50,000                     153,000
  Principal payments on mortgages                            (500)                       (189)
  Repayment of mortgages                                   (1,351)                         --
  Repayment of loans receivable for the purchase
    of share of beneficial interest                           395                         180
                                                          -------                    --------


     NET CASH PROVIDED BY FINANCING ACTIVITIES             14,131                     102,058
                                                          -------                    --------

     INCREASE IN CASH EQUIVALENTS                           6,600                      20,455



Cash and cash equivalents at beginning of year             42,781                       4,300
                                                         --------                    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 49,381                    $ 24,755
                                                         ========                    ========


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Note A:

The accompanying unaudited consolidated financial statements have been prepared by the Trust pursuant to the rules of the Securities and Exchange Commission as they relaate to interim financial statements and, in the opinion of the Trust, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three month and six month periods ended January 31, 1998 and 1997 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10 K.


Note B:           Supplemental Cash Flow Information

State and local income taxes paid for the six months ended January 31, 1998 and 1997 were $107,000 and $820,000, respectively.

Interest paid, net of amounts capitalized, for the six months ended January 31, 1998 and 1997 was $16,853,000 and $9,960,000, respectively.

Interest costs capitalized for the six months ended January 31, 1998 and 1997 were $0 and $498,000, respectively.

The Trust entered into the following non cash investing and financing activities (in thousands) for the six months ended January 31,

                                                  1998             1997
                                                  ----             ----

Mortgage obligations assumed upon the
purchase of property                           $6,187           $10,100


Note C:           Provision for Doubtful Accounts

The provision for doubtful accounts is net of recoveries. For the six months ended January 31, 1998 and 1997, recoveries were $42,000 and $112,000, respectively. For the three months ended January 31, 1998 and 1997, recoveries were $33,000 and $96,000, respectively.

Note D: On January 31, 1998 the Trust implemented Financial Accounting Standard No. 128 "Earnings Per Share". The following table sets forth the computation of average shares outstanding and basic earnings and diluted earnings per share. (Amounts in thousands except per share amounts.)

                                                Three Months Ended                                   Six Months Ended
                                                    January 31,                                         January 31,

                                        1998                      1997                      1998                     1997
                                        ----                      ----                      ----                     -----

Basic EPS Computation
---------------------
Net income                              $22,525                   $19,092                   $44,062                  $38,168
Less preferred stock dividends           (1,462)                       --                    (2,925)                      --
                                        -------                   -------                   -------                  -------
Net income available to shares of
  beneficial interest                   $21,063                   $19,092                   $41,137                  $38,168
                                        =======                   =======                   =======                  =======


Weighted average shares outstanding      59,228                    58,337                    59,116                   58,235



Basic EPS                               $   .36                   $   .33                 $   .70                  $  .66


Diluted EPS Computation
-----------------------
Proceeds from assumed exercise of stock
  options                               $81,924                   $39,379                   $81,826                  $38,470
Average price of shares during the
  period                                $24.940                   $23.651                   $24.214                  $22.615

Treasury shares re purchasable            3,285                     1,665                     3,379                    1,701
Option shares assumed exercised           3,777                     1,994                     3,777                    1,955
                                         ------                    ------                    ------                   ------
Diluted potential shares                    492                       329                       398                      254
Weighted average shares outstanding      59,228                    58,337                    59,116                   58,235
                                         ------                    ------                    ------                   ------
Adjusted weighted average shares
  outstanding                            59,720                    58,666                    59,514                   58,489
                                        =======                    ======                    ======                   ======
Net income available to shares of
  beneficial interest                   $21,063                   $19,092                   $41,137                  $38,168


Diluted EPS                             $   .35                   $   .32                   $   .69                  $   .65

Note E:           Computation of Basic and Diluted Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share in accordance with Financial Accounting Standard No. 128 "Earnings Per Share" for the preceding five fiscal years ending July 31. (Amounts are in thousands except per share amounts.)

                                                                            For the Years Ended July 31,
                                                                            ----------------------------

                                                       1997              1996               1995              1994           1993
                                                       ----              ----               ----              ----           ----



Proceeds from assumed exercise of stock options
                                                       $49,307           $30,753            $30,050           $34,807        $31,429


Weighted average price of shares                       $22.688           $21.223            $21.042           $23.052        $23.542


Treasury shares re purchasable                           2,173             1,449              1,428             1,510          1,335


Option shares assumed exercised                          2,447             1,607              1,574             1,776          1,625
                                                       -------           -------            -------           -------        -------

Diluted potential of shares                                274               158                146               266            290


Weighted average shares outstanding                     58,461            56,484             52,894            49,502         48,838
                                                       -------           -------            -------           -------        -------

Adjusted weighted average shares outstanding            58,735            56,642             53,040            49,768         49,128
                                                       =======           =======            =======           =======        =======

Net income applicable to shares of beneficial
interest                                               $76,576           $70,521            $62,716           $52,317        $43,229


Basic EPS                                              $  1.31           $  1.25            $  1.19           $  1.06        $  0.89


Diluted EPS                                            $  1.30           $  1.25            $  1.18           $  1.05        $  0.88

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


I.       Liquidity and Capital Resources

         On January 31, 1998 the Trust had approximately $51.4 million in available cash, cash equivalents and marketable securities.

         During the six month period ended January 31, 1998, the Trust paid approximately $38.5 million in cash and assumed mortgage debt of approximately $6.2 million to acquire four shopping centers (579,000 gross leasable square feet) and three apartment properties (964 units). In addition, $20.1 million was paid for improvements to existing properties and the construction of the Six Flags Factory Outlet Center.

         Debt at January 31, 1998 consisted of $69.9 million of mortgages payable and $462.7 million of notes payable, net of unamortized discount.

         During the six months ended January 31, 1998, the Trust sold an issue of unsecured notes totaling $50 million. The issue matures in 31 years and has an annual interest rate of 6.9%.

         The Trust's dividend reinvestment program generated approximately $8.9 million during the six month period ended January 31, 1998. In addition, during such period the Trust made dividend distributions of $43.3 million to holders of shares of beneficial interest and $2.7 million to preferred stock shareholders.

         Funds from operations applicable to shares of beneficial interest, defined as net income plus depreciation and amortization of real estate less gains from asset sales less preferred stock dividends, increased $6.4 million to $56.3 million ($.95 per share diluted) from $50.0 million ($.85 per share diluted) in the prior year's comparable six month period.


II.      Results of operations for the six months ended January 31, 1998 and 1997


         A.       Revenues

                  Total revenues increased approximately $22.4 million to $121.4 million. The increase came primarily as a result of the acquisition of 36 properties since July 31, 1996 and the opening of the Six Flags Factory Outlet Center in March 1997.

         B.       Operating Expenses

                  Operating costs and leasehold rents increased approximately $6.1 million to $30.6 million, reflecting the acquisition of properties.

                  Real estate and other taxes increased approximately $1.9 million to $10.9 million. The principal reason for this increase was the larger portfolio of properties.

                  Interest expense increased approximately $4.3 million to $17.2 million. This increase was due to the issuance, since January 1997, of $120 million of notes which were used to fund the Trust's property acquisition program.

                  Depreciation and amortization of properties increased approximately $3.3 million to $15.1 million. This increase was the result of the acquisition of properties.

                  Provision for doubtful accounts, net of recoveries, increased $475,000 to $2.0 million. As a percentage of rental revenue, this expense was 1.7% in the current period compared to 1.6% in the prior year's period.


         C.       Administrative Expenses

                  Administrative expenses as a percent of revenue was 1.1% in the current period compared to 1% in the prior comparable period. Costs increased in personnel and professional fee categories.

III. Results of operations for the three months ended January 31, 1998 and 1997

         A.       Revenues

                  Total revenues increased approximately $10.7 million to $61.8 million. The increase was a result of the acquisition of 25 properties since October 31, 1996 and the opening of the Six Flags Factory Outlet Center in March 1997.

         B.       Operating Expenses

                  Operating costs and leasehold rents increased approximately $2.6 million to $15.4 million, reflecting the acquisition of properties.

                  Real estate and other taxes increased approximately $1.1 million to $5.7 million. The principal reason for this increase was the larger portfolio of properties.

                  Interest expense increased approximately $1.6 million to $8.7 million. This increase was due to the issuance, since November 1996, of $120 million of notes which were used to fund the Trust's property acquisition program.

                  Depreciation and amortization of properties increased approximately $1.5 million to $7.7 million. This increase was the result of the acquisition of properties.

                  Provision for doubtful accounts, net of recoveries, increased $.2 million to $1.2 million. As a percentage of rental revenue, the expense was approximately 1.9% in both periods.

         C.       Administrative Expenses

                  Administrative expenses as a percent of revenue was 1.2% in the current period compared to 1.0% in the comparable prior year's period. Costs increased in the personnel and professional fee categories.

         D.       Gain on Sale of Property and Securities

                  In the prior year's comparable period, the sale of a shopping center in Annville, Pennsylvania resulted in a gain of $69,000. There were no asset sales in the current period.

IV.      New Accounting Standards

         During 1997 and 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards: (i) No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129"), which is effective for fiscal years ending after December 15, 1997, (ii) No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is for fiscal years beginning after December 15, 1997, (iii) No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is for fiscal years beginning after December 15, 1997 and (iv) No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132), which is effective for fiscal years beginning after December 15, 1997. Management believes that the implementation of SFAS 129, 130 and 132 will not have a material impact on the Trust's financial statements. The Trust has yet to determine the impact of SFAS 131.

                            PART II OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

         An annual meeting of shareholders was held on December 10, 1997. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement and all of such nominees were elected.

Proposal One:  Election of three Trustees

                  (a) Votes of 50,354,236 shares were cast for the election of William Newman as a Trustee; votes of 926,703 were withheld.

                  (b) Votes of 50,383,039 shares were cast for the election of Arnold Laubich as a Trustee; votes of 897,900 were withheld.

                  (c) Votes of 50,379,353 shares were cast for the election of John Wetzler as a Trustee; votes of 901,586 were withheld.

         There were no abstentions or broker non votes in connection with this proposal.


Proposal Two:              To vote upon approval of the Trust's 1997 Stock
                           Option Plan. The Plan was approved.

                                                                       Broker
For                             Against             Abstain            Non Vote
---                             -------             -------            --------

47,331,202                      2,976,603           973,034            100

Proposal Three
(A): Approving the Amendment to the Amended and Restated Declaration of Trust of New Plan Realty Trust relating to the elimination of the limitation on the number of Preferred Shares that may be issued by the Trust. The amendment was not approved because the required two thirds majority of outstanding shares was not achieved.

                                                                      Broker
For                             Against             Abstain           Non Vote
---                             -------             -------           --------

31,765,700                      2,296,475           975,898           16,242,866

Proposal Three
(B): Approving the Amendment to the Ammended and Restated Declaration of Trust of New Plan Realty Trust relating to the ability to grant the holders of Preferred Shares voting rights with respect to the election of Trustees under certain limited circumstances. The amendment was not approved because the required two thirds majority of outstanding shares was not achieved.
                                                                      Broker
For                             Against              Abstain          Non Vote
---                             -------              -------          --------

31,863,127                      2,190,137            984,811          16,242,864

Item 6.           Exhibits and Reports on Form 8 K
                  --------------------------------

         (a)      Exhibits:

                           Exhibit 12.1   Ratio of Earnings to Fixed Charges

                           Exhibit 12.2 Calculation of Ratio of Earnings to Fixed Charges

                           Exhibit 27 Financial Data Schedule. This exhibit is filed for EDGAR filing purposes only.

         (b) During the period covered by this report the Trust filed the following:

                           1. Form 8-K dated and filed January 23, 1998. This
report contained items 5 and 7.



                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 9, 1998

                                                      NEW PLAN REALTY TRUST



                                                      By:/s/ Michael I. Brown
                                                             -------------------
                                                             MICHAEL I. BROWN
                                                      Chief Financial Officer,
                                                      Controller

                                  EXHIBIT INDEX


Number                              Description
------                              -----------

12.1                                Ratio of Earnings to Fixed Charges


12.2                                Calculation of Ratio of Earnings
                                      to Fixed Charges

27                                  Financial Data Schedule

NYFS05...:\40\65240\0003\91\FRM3068L.420