Form 10-Q
period 1998-04-30
NEW PLAN REALTY TRUST
filed 1998-06-09
CIK 71519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998
                  OR


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

Yes X    No

The number of shares outstanding at May 29, 1998 was 59,659,752.



                            Total number of pages 13

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                 THREE MONTHS                             NINE MONTHS
                                                    ENDED                                   ENDED
                                                   APRIL 30,                              APRIL 30,
                                        1998                 1997                1998                1997
                                        ----                 ----                ----                ----
REVENUES
--------
 Rental income and
  related revenues                      $62,424             $51,054              $181,816            $147,719

 Interest and dividend
  income                                  1,057               1,012                 3,017               3,277
                                        -------             -------              --------            --------
                                         63,481              52,066               184,833             150,996
                                        -------             -------              --------            --------
OPERATING EXPENSES
------------------
 Operating costs                         15,188              13,611                45,444              37,736

 Leasehold rents                            166                 182                   487                 507

 Real estate and
  other taxes                             5,874               4,479                16,782              13,506

 Interest expense                         9,754               6,812                26,967              19,758

 Depreciation and amortization            7,921               6,385                23,054              18,252

 Provision for doubtful accounts,
  net of recoveries                         968                 846                 2,986               2,389
                                        -------             -------              --------            --------

 TOTAL OPERATING EXPENSES                39,871              32,315               115,720              92,148
                                        -------             -------              --------            --------
                                         23,610              19,751                69,113              58,848
                                        -------             -------              --------            --------
 Administrative expenses                    719                 527                 2,093               1,525
                                        -------             -------              --------            --------
 INCOME BEFORE GAIN (LOSS) ON SALE
 OF PROPERTY AND SECURITIES              22,891              19,224                67,020              57,323
 Loss on sale of property                    --                (144)                  (67)                (75)
 Gain on sale of securities, net              8                   7                     8                   7
                                        -------             -------              --------            --------
     NET INCOME                          22,899              19,087                66,961              57,255

     PREFERRED DIVIDENDS                 (1,463)                __                 (4,388)                __
                                        -------             -------              --------            --------
     NET INCOME APPLICABLE TO SHARES OF
       BENEFICIAL INTEREST              $21,436             $19,087              $ 62,573            $ 57,255
                                        =======             =======              ========            ========

     BASIC EARNINGS PER SHARE           $.36                $.33                 $1.06               $.98

     DILUTED EARNINGS PER SHARE         $.36                $.32                 $1.05               $.98

     DIVIDENDS PER SHARE                $.37                $.36                 $1.1025             $1.0725

     WEIGHTED AVERAGE SHARES OUTSTANDING
     - BASIC                            59,522              58,596               59,248              58,353

     WEIGHTED AVERAGE SHARES OUTSTANDING
     - DILUTED                          60,039              58,887               59,691              58,617

See accompanying notes to condensed consolidated financial statements.

                                      -2-

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            APRIL 30,           JULY 31,
                                                                              1998                1997
ASSETS
------

Real estate, at cost
  Land                                                                        $  261,850         $  232,502
  Buildings and improvements                                                   1,146,890          1,045,273
                                                                              ----------         ----------
                                                                               1,408,740          1,277,775
Less accumulated depreciation
  and amortization                                                               128,548            105,866
                                                                              ----------         ----------
                                                                               1,280,192          1,171,909
Cash and cash equivalents                                                         33,936             42,781
Marketable securities                                                              2,006              2,034
Mortgages and notes receivable                                                    12,719             23,107
Receivables:
  Trade and notes, net of allowance
    for doubtful accounts                                                         13,789             12,035
  Other                                                                            1,331              1,464
Prepaid expenses and deferred charges                                              8,083              5,000
Other assets                                                                       3,119              2,814
                                                                              ----------         ----------
  TOTAL ASSETS                                                                $1,355,175         $1,261,144
                                                                              ==========         ==========

LIABILITIES
-----------

Mortgages payable                                                             $   92,682         $   65,573
Notes payable, net of unamortized discount                                       462,749            412,634
Other liabilities                                                                 34,630             33,359
Tenants' security deposits                                                         5,438              4,623
                                                                              ----------         ----------
  TOTAL LIABILITIES                                                              595,499            516,189
                                                                              ----------         ----------

COMMITMENTS AND CONTINGENCIES
-----------------------------
SHAREHOLDERS' EQUITY
--------------------

  Preferred shares, par value $1.00, authorized 1,000,000 shares; issued and outstanding (150,000 Series A Cumulative Preferred Shares),
    $75,000,000 redemption value                                                  72,775             72,775
  Shares of beneficial interest without par value, unlimited authorization;
    issued and outstanding (April 30,, 1998 -
    59,658,152; July 31, 1997 - 58,934,371)                                      754,747            738,011
  Less loans receivable for the purchase of
    shares of beneficial interest                                                  2,344              2,814
  Add unrealized gain on securities reported                                       1,031              1,057
                                                                              ----------         ----------
    at fair value
                                                                                 826,209            809,029
  Less distributions in excess of net income                                      66,533             64,074
                                                                              ----------         ----------
  TOTAL SHAREHOLDERS' EQUITY                                                     759,676            744,955
                                                                              ----------         ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $1,355,175         $1,261,144
                                                                              ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED APRIL 30,
                            (UNAUDITED)(IN THOUSANDS)

                                                                                          1998                        1997
                                                                                          ----                        ----
OPERATING ACTIVITIES
--------------------
  Net Income                                                                              $ 66,961                    $ 57,255
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           23,054                      18,252
    Loss on sale of property                                                                    67                          75
    Gain on sale of securities, net                                                             (8)                         (7)
                                                                                           --------                     -------
                                                                                            90,074                      75,575
    Changes in operating assets and liabilities, net
       Change in trade and notes receivable                                                 (3,402)                     (1,360)
       Change in allowance for doubtful accounts                                             1,648                       1,029
       Change in other receivables                                                             133                          78
       Change in other liabilities                                                           1,271                       1,114
       Change in net sundry assets and liabilities                                          (2,830)                     (2,339)
                                                                                            -------                     -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                            86,894                      74,097
                                                                                            ------                      ------

INVESTING ACTIVITIES
--------------------

  Sale of marketable securities                                                                 32                         164
  Purchase of marketable securities                                                            (31)                        --
  Net proceeds from the sale of property and securities                                        (59)                      2,525
  Purchase and improvement of properties                                                  (101,372)                   (146,351)
  Repayment of mortgage notes receivable                                                    10,388                       1,179
                                                                                          --------                    --------
       NET CASH USED IN INVESTING ACTIVITIES                                               (91,042)                   (142,483)
                                                                                          ---------                   ---------
FINANCING ACTIVITIES
--------------------

  Distributions to shareholders                                                            (69,421)                    (62,535)
  Proceeds from the dividend reinvestment plan                                              13,401                       7,978
  Proceeds from the exercise of stock options                                                3,335                       6,585
  Repayment of short-term debt                                                                --                          (288)
  Proceeds from the sale of notes                                                           50,000                     153,000
  Principal payments on mortgages                                                             (500)                    (19,500)
  Repayment of mortgages                                                                    (1,982)                         --
  Repayment of loans receivable for the purchase
    of shares of beneficial interest                                                           470                         236
                                                                                          --------                    --------

     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    (4,697)                     85,476
                                                                                          ---------                   --------
    (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (8,845)                     17,090
Cash and cash equivalents at beginning of year                                              42,781                       4,300
                                                                                          --------                    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 33,936                    $ 21,390
                                                                                          ========                    ========

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust pursuant to the rules of the Securities and Exchange Commission as they relate to interim financial statements and, in the opinion of the Trust, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated statements of income for the three month and nine month periods ended April 30, 1998 and 1997 are not necessarily indicative of the results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K.


Note B:           Supplemental Cash Flow Information

State and local income taxes paid for the nine months ended April 30, 1998 and 1997 were $93,000 and $820,000 respectively.

Interest paid for the nine months ended April 30, 1998 and 1997 was $26,175,000 and $17,925,000, respectively.

Interest costs capitalized for the nine months ended April 30, 1998 and 1997 were $0 and $868,000, respectively.

The Trust entered into the following non-cash investing and financing activities (in thousands) for the nine months ended April 30,:

                                                  1998              1997
                                                  ----              ----
Mortgage obligations assumed upon the
purchase of a property                            $29,591,000       $10,100,000



Note C:           Provision for Doubtful Accounts

The provision for doubtful accounts is net of recoveries. For the nine months ended April 30, 1998 and 1997, recoveries were $103,000 and $173,000, respectively. For the three months ended April 30, 1998 and 1997, recoveries were $61,000 in both periods.


Note D:           Internal Software Costs

Any costs associated with modifying computer software for the year 2000 are expensed as incurred. Management does not believe these costs will be material.

Note E: On January 31, 1998 the Trust adopted Financial Accounting Standard No. 128 "Earnings Per Share".

                  The following table sets forth the computation of average shares outstanding and basic earnings and diluted earnings per share. (Amounts in thousands except per share amounts.)


                                                        Three Months Ended          Nine Months Ended
                                                             April 30,                  April 30,

                                                  1998           1997          1998            1997
                                                  ----           ----          ----            ----
Numerators
----------
Net income                                        $22,899        $19,087       $66,961         $57,255
Less preferred stock dividends                     (1,463)            --        (4,388)            --
                                                  --------       --------      --------        ------
Net income available to shares of
  beneficial interest                             $21,436        $19,087       $62,573         $57,255
                                                  =======        =======       =======         =======

Denominators
------------

Weighted average shares outstanding for
Basic EPS                                         59,522         58,596        59,248          58,353

Effects of Dilutive Securities - Options             517            291           443             264
                                                  ------
Adjusted Weighted Average Shares
  Outstanding - For Diluted EPS                   60,039         58,887        59,691          58,617
                                                  ======

Basic EPS                                         $ .36          $ .33         $ 1.06          $ .98

Diluted EPS                                       $ .36          $ .32         $ 1.05          $ .98

Note F:           New Accounting Standards

During 1997 and 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards: (i) No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129"), which is effective for fiscal years ending after December 15, 1997, (ii) No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is for fiscal years beginning after December 15, 1997, (iii) No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is for fiscal years beginning after December 15, 1997 and (iv) No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132), which is effective for fiscal years beginning after December 15, 1997. Management believes that the implementation of SFAS 129, 130, 131 and 132 will not have a material impact on the Trust's financial statements.


Note G:           Subsequent Events

On May 14, 1998, New Plan Realty Trust, a Massachusetts business trust (the "Trust"), Excel Realty Trust, Inc., a Maryland corporation ("Excel"), and ERT Merger Sub, Inc., a Maryland corporation and a wholly-owned subsidiary of Excel ("Sub"), entered into an Agreement and Plan of Merger dated as of May 14, 1998 providing for the merger of the Sub with and into the Trust and the Trust surviving as a wholly-owned subsidiary of Excel. The Merger Agreement calls for Excel to declare a 20% stock dividend and then issue one share of Excel for each of the Trust's outstanding shares of beneficial interest. After the merger, the combined company, which will be renamed New Plan Excel Realty Trust, Inc. ("New Plan Excel"), will have approximately 93 million common shares outstanding. Holders of the Trust's shares upon consummation of the merger will then hold approximately 65% of the outstanding common stock of New Plan Excel. The Board of Directors of New Plan Excel is to consist of the nine (9) current members of the Trust's Board and six (6) members currently on Excel's Board. The dividend policy of New Plan Excel for the first year following the merger will be $1.60 per share with anticipated minimum increases of $0.0025 per share per quarter until the current quarterly dividend (expressed as an annual rate) is $1.67 per share.

Holders of the Trust's Series A Cumulative Step Up Premium Rate Preferred Shares are to receive an equal amount of Excel's Series D Cumulative Voting Step Up Premium Rate Preferred Stock ("Excel Series D Preferred Stock") with substantially identical terms, except that holders of the Excel Series D Preferred Stock will have the right to vote with the holders of the common stock of New Plan Excel on all matters and for two additional directors of New Plan Excel if the distributions on the Excel Series D Preferred Stock are in arrears for six or more quarterly periods. In addition, an application will be made to list the Excel Series D Preferred Stock on the New York Stock Exchange.

Excel is a San Diego based REIT that was formed in 1985 and reincorporated in 1993 as a Maryland Corporation. The company owns and manages 142 properties comprising 14.1 million square feet of gross rentable area in 27 states. The combined company, New Plan Excel, will own a total of 332 properties located in 32 states comprising over 34.7 million square feet of space in 276 retail properties and over 12,000 apartment units in 52 apartment properties.

The merger is intended, for financial accounting purposes, to be accounted for using the purchase method of accounting. The merger is subject to shareholder approval and customary closing conditions. It is estimated that this transaction will be completed in September, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


I.       Liquidity and Capital Resources

         On April 30, 1998 the Trust had approximately $35.9 million in available cash, cash equivalents and marketable securities.

         During the nine month period ended April 30, 1998, the Trust paid approximately $87.4 million in cash and assumed mortgage debt of approximately $29.6 million to acquire ten shopping centers (1.3 million gross leasable square feet) and four apartment properties (1,276 units). In addition, $14.0 million was paid for improvements to properties.

         Debt at April 30, 1998 consisted of $92.7 million of mortgages payable and $462.7 million of notes payable, net of unamortized discount.

         During the nine months ended April 30, 1998, the Trust sold an issue of unsecured notes totaling $50.0 million. The issue matures in 31 years and has an annual interest rate of 6.9%.

         The Trust's dividend reinvestment program generated approximately $13.4 million during the nine month period ended April 30, 1998. In addition during such period the Trust made dividend distributions of $65.3 million to holders of shares of beneficial interest and $4.1 million to preferred stock shareholders.

         Funds from operations applicable to shares of beneficial interest, defined as net income plus depreciation and amortization of real estate less gains from asset sales less preferred stock dividends, increased $10.1 million to $85.7 million ($1.44 per share-diluted) from $75.6 million ($1.29 per share-diluted) in the prior year's comparable nine month period.

         On May 14, 1998, New Plan Realty Trust, a Massachusetts business trust (the "Trust"), Excel Realty Trust, Inc., a Maryland corporation ("Excel"), and ERT Merger Sub, Inc., a Maryland corporation and a wholly-owned subsidiary of Excel ("Sub"), entered into an Agreement and Plan of Merger dated as of May 14, 1998 providing for the merger of the Sub with and into the Trust and the Trust surviving as a wholly-owned subsidiary of Excel. The Merger Agreement calls for Excel to declare a 20% stock dividend and then issue one share of Excel for each of the Trust's outstanding shares of beneficial interest. After the merger, the combined company, which will be renamed New Plan Excel Realty Trust, Inc. ("New Plan Excel"), will have approximately 93 million common shares outstanding. Holders of the Trust's shares upon consummation of the merger will then hold approximately 65% of the outstanding common stock of New Plan Excel. The Board of Directors of New Plan Excel is to consist of the nine (9) current members of the Trust's Board and six (6) members currently on Excel's Board. The dividend policy of New Plan Excel for the first year following the merger will be $1.60 per share with anticipated minimum increases of $0.0025 per share per quarter until the current quarterly dividend (expressed as an annual rate) is $1.67 per share.

         Excel is a San Diego based REIT that was formed in 1985 and reincorporated in 1993 as a Maryland Corporation. The company owns and manages 142 properties comprising 14.1 million square feet of gross rentable area in 27 states. The combined company, New Plan Excel, will own a total of 332 properties located in 32 states comprising over 34.7 million square feet of space in 276 retail properties and over 12,000 apartment units in 52 apartment properties.

         The merger is intended, for financial accounting purposes, to be accounted for using the purchase method of accounting. The merger is subject to shareholder approval and customary closing conditions. It is estimated that this transaction will be completed in September, 1998.

II.      Results of operations for the nine months ended April 30, 1998 and 1997

         A.       Revenues

                  Total revenues increased approximately $33.8 million to $184.8 million. The increase came primarily as a result of the acquisition of 43 properties since July 31, 1996 and the opening of the Six Flags Factory Outlet Center in March 1997.

         B.       Operating Expenses

                  Operating costs and leasehold rents increased approximately $7.7 million to $45.9 million, reflecting the acquisition of properties.

                  Real estate and other taxes increased approximately $3.3 million to $16.8 million. The principal reason for this increase was the larger portfolio of properties.

                  Interest expense increased approximately $7.2 million to $27.0 million. This increase was due to an increase, since April 1997, of $120 million of notes which were used to fund the Trust's property acquisition program. In addition, interest expense applicable to mortgage debt increased as a result of the assumption of mortgages in connection with property acquisitions.

                  Depreciation and amortization of properties increased approximately $4.8 million to $23.1 million. This increase was the result of the acquisition of properties.

                  Provision for doubtful accounts, net of recoveries, increased $0.6 million to $3.0 million. As a percentage of rental revenue, this expense was 1.6% in the current and prior year periods.

         C.       Administrative Expenses

                  Administrative expenses as a percent of revenue was 1.1% in the current period compared to 1.0% in the prior comparable period. Costs increased in personnel and professional categories.

         D.       Gain (Loss) on Sale of Properties and Securities

                  During the current period, the Trust incurred additional costs that related to a property sale which took place in the fourth quarter of fiscal 1997. In the prior period, all or a portion of three shopping centers were sold at a net loss of $75,000.

III. Results of operations for the three months ended April 30, 1998 and 1997

         A.       Revenues

                  Total revenues increased approximately $11.4 million to $63.5 million. The increase was a result of the acquisition of 28 properties since January 31, 1997 and the opening of the Six Flags Factory Outlet Center in March 1997.

         B.       Operating Expenses

                  Operating costs and leasehold rents increased approximately $1.6 million to $15.3 million, reflecting the acquisition of properties.

                  Real estate and other taxes increased approximately $1.4 million to $5.9 million. The principal reason for this increase was the larger portfolio of properties.

                  Interest expense increased approximately $2.9 million to $9.8 million. This increase was due primarily to the issuance, since January 1997, of $120 million of notes which were used to fund the Trust's property acquisition program. In addition, interest expense applicable to mortgage debt increased as a result of the assumption of mortgages in connection with property acquisitions.

                  Depreciation and amortization of properties increased approximately $1.5 million to $7.9 million. This increase was the result of the acquisition of properties.

                  Provision for doubtful accounts, net of recoveries, increased $122,000 to $968,000. As a percentage of rental revenue, the expense declined to 1.6% from 1.7% in the prior year's comparable period.

         C.       Administrative Expenses

                  Administrative expenses as a percent of revenue was 1.1% in the current period compared to 1.0% in the comparable prior year's period. Costs increased in the personnel category.

         D.       Gain/(Loss) on the Sale of Properties and Securities

                  In the prior year's comparable period, the sale of a property in Lumberton, NC and a portion of a shopping center in Parkersburg, WV were sold resulting in a net loss of $144,000. In the current period, there were no property sales.


IV.      New Accounting Standards

         During 1997 and 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards: (i) No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129"), which is effective for fiscal years ending after December 15, 1997, (ii) No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is for fiscal years beginning after December 15, 1997, (iii) No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is for fiscal years beginning after December 15, 1997 and (iv) No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132), which is effective for fiscal years beginning after December 15, 1997. Management believes that the implementation of SFAS 129, 130, 131 and 132 will not have a material impact on the Trust's financial statements.

Item 6.           Exhibits and Reports on Form 8-K
                  ---------------------------------

         (a)      Exhibits:

                  Exhibit 12.1 -   Ratio of Earnings to Fixed Charges

                  Exhibit 27   -   Financial Data Schedule.  This exhibit is
                                   filed for EDGAR filing purposes only.

         (b) During the period covered by this report the Trust filed the following:

                           1. Form 8-K dated and filed April 24, 1998. This report contains item 5.



                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 9, 1998

                                                     NEW PLAN REALTY TRUST



                                                     By:/s/ Michael I. Brown
                                                            --------------------
                                                            MICHAEL I. BROWN
                                                        Chief Financial Officer,
                                                        Controller

                                  EXHIBIT INDEX



Number                         Description                              Page
------                         -----------                              ----

12.1                           Ratio of Earnings to Fixed Charges        13

27                             Financial Data Schedule