Form 10-K405
period 1998-07-31
NEW PLAN REALTY TRUST
filed 1998-10-29
CIK 71519

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996]
      For the fiscal year ended July 31, 1998 OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from             to

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
                                   YES   X       NO
                                       -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,325,376,748 based on the closing price on the New York Stock Exchange for such stock on September 23, 1998.

THE NUMBER OF SHARES OF THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST OUTSTANDING AS OF SEPTEMBER 23, 1998 WAS 60,108,962.

                                TABLE OF CONTENTS


ITEM NO.                                                                   PAGE
--------                                                                   ----

PART I   .....................................................................1

Item 1.  Business.............................................................1

Item 2.  Properties...........................................................5

Item 3.  Legal Proceedings...................................................20

Item 4.  Submission of Matters to a Vote of Security Holders.................20

PART II  ....................................................................20

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters.................................................20

Item 6.  Selected Financial Data.............................................23

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk .........31

Item 8.  Financial Statements and Supplementary Data.........................31

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................31

PART III ....................................................................31

Item 10. Trustees and Executive Officers of the Trust .......................31

Item 11. Executive Compensation .............................................39

Item 12. Security Ownership of Certain Beneficial Owners and Management .....45

Item 13. Certain Relationships and Related Transactions .....................47

PART IV  ....................................................................49

Item 14. Exhibits, Consolidated Financial Statements, Consolidated
         Financial Statement Schedules, and Reports on Form 8-K..............49

                                     PART I


      This Form 10-K, together with other statements and information publicly disseminated by New Plan Realty Trust (the "Registrant" or the "Trust"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: national and local economic, business and real estate and other market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; potential adverse effects of the Merger (as defined below), such as the inability to successfully integrate two previously separate companies; the level and volatility of interest rates; financial stability of tenants; the rate of revenue increases versus expense increases; governmental approvals, actions and initiatives; environmental/safety requirements; risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget); as well as other risks listed from time to time in this Form 10-K and in the Company's other reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.


ITEM 1.     BUSINESS

(a)   General Development of Business

      As of July 31, 1998, the Trust was a self-administered and self-managed equity real estate investment trust. The Trust was organized on July 31, 1972 as a business trust under the laws of the Commonwealth of Massachusetts. The Trust is the successor to the original registrant (Reg. No. 2-19671), New Plan Realty Corporation, which was incorporated under the laws of the State of Delaware on December 4, 1961.

      Since September 28, 1998, in connection with the Merger (as defined below), the Trust has been a wholly owned subsidiary of New Plan Excel Realty Trust, Inc. ("New Plan Excel"), a self-administered and self-managed equity real estate investment trust, which was incorporated under the laws of the State of California in 1985 and reincorporated as a Maryland corporation in July 1993. See " -- Narrative Description of Business -- Consummation of the Merger" below.

(b)   Financial Information About Industry Segments

      As of July 31, 1998, the Trust was in the business of managing, operating, leasing, acquiring, developing and investing in shopping centers, factory outlet centers and apartment communities. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.

      Since September 28, 1998, the Trust has been in the business of managing, operating and leasing its existing portfolio of shopping centers, factory outlet centers and apartment communities. See " -- Narrative Description of the Business -- Acquisition, Financing and Operating Strategies" below.

(c)   Narrative Description of Business

      General

      As of July 31, 1998, the Trust owned, directly or through its subsidiaries, fee or leasehold interests in 136 shopping centers containing an aggregate of approximately 19.5 million square feet of gross leasable area ("GLA"), six factory outlet centers containing an aggregate of approximately 1.8 million square feet of GLA and 53 apartment communities containing approximately 12,700 units, primarily in the eastern half of the United States. The average occupancy rates as of July 31, 1998 for the shopping centers, factory outlet centers and apartment communities were approximately 91%, 91% and 92%, respectively. In addition, as of July 31, 1998, the Trust owned a mortgage interest in five shopping centers.

      The Trust maintains its executive offices at 1120 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 869-3000.

      Acquisition, Financing and Operating Strategies

      As of July 31, 1998, the Trust's primary investment strategy was to identify and purchase well-located income-producing shopping centers and apartment communities at a discount to replacement cost. The Trust also purchased or developed selected factory outlet centers. The Trust sought to achieve income growth and enhance the cash flow potential of its properties through a program of expansion, renovation, leasing, re-leasing and improving the tenant mix. The Trust minimized development risks by generally purchasing existing income-producing properties. The Trust regularly reviewed its portfolio and from time to time considered the sale of certain of its properties.

      As a result of the consummation of the Merger on September 28, 1998, the Trust currently seeks to achieve income growth and enhance the cash flow potential of its properties through a program of expansion, renovation, leasing, re-leasing and improving the tenant mix. It is expected that future acquisitions and developments of, and investments in, shopping centers, factory outlet centers and apartment communities will be done by New Plan Excel directly, rather than through the Trust (although the Trust is not precluded from making future acquisitions and developments of, or investments in, properties). The Trust, however, will regularly review its portfolio and from time to time consider the sale of certain of its properties.

      The Trust has generally acquired properties for cash. In a few instances, properties were acquired subject to existing mortgages. Long-term debt of the Trust as of July 31, 1998 consisted of $114.1 million of mortgages having a weighted average interest rate of 7.8% and $462.8 million aggregate principal amount of unsecured notes having a weighted average interest rate of 6.9%. The Trust's short-term debt consists of normal trade accounts payable and the current portion of mortgages payable. As of July 31, 1998, there was no outstanding balance under the Trust's $50 million unsecured line of credit with The Bank of New York, Bank Hapoalim B.M. and Fleet National Bank. As of October 16, 1998, the outstanding balance under the line of credit was $50 million.

      As of July 31, 1998, virtually all operating and administrative functions, such as leasing, data processing, finance, accounting, construction and legal, were centrally managed at the Trust's headquarters. In addition, the Trust maintained regional offices located near its various properties. On-site functions such as security, maintenance, landscaping and other similar activities were either performed by the Trust or subcontracted. The cost of these functions was passed through to tenants to the extent permitted by the respective leases.

      As a result of the consummation of the Merger on September 28, 1998, virtually all operating and administrative functions, such as leasing, data processing, finance, accounting, construction and legal, are now managed at the Trust's executive and operational headquarters in New York, New York and the Trust's operational headquarters in San Diego, California. The Trust continues to maintain field offices and regional offices located near its various properties. On-site functions such as security, maintenance, landscaping and other similar activities are either performed by the Trust or subcontracted. The cost of these functions are passed through to tenants to the extent permitted by the respective leases.

      Developments During the 1998 Fiscal Year

      In the fiscal year ended July 31, 1998, the Trust acquired 14 shopping centers containing an aggregate of approximately 1.9 million square feet of GLA and five apartment communities containing approximately 1,600 units. The newly acquired properties are located in Florida, Georgia, Indiana, Michigan, Nevada, New Jersey, New York, North Carolina, Ohio, Tennessee and Virginia. The aggregate purchase price for these properties, including assumed mortgages, was approximately $157 million.

      Between July 31, 1998 and September 30, 1998, the Trust purchased an apartment community containing 278 units in North Carolina, as well as a single tenant retail property containing approximately 34,000 square feet of GLA in Pennsylvania. The aggregate purchase price for these properties was approximately $14.2 million.

      Gross revenues, net income and funds from operations of the Trust for the fiscal year ended July 31, 1998 were the largest in the Trust's history. Funds from operations ("FFO") applicable to common shares of beneficial interest, no par value, of the Trust ("Common Shares"), defined as net income plus depreciation and amortization of real estate, less gains from sales of assets and securities, less distribution requirements with respect to preferred shares of the Trust, was approximately $116.4 million.

      Consummation of the Merger

      On September 28, 1998, Excel Realty Trust, Inc. ("Excel") and the Trust consummated a previously announced merger pursuant to an Agreement and Plan of Merger dated as of May 14, 1998, as amended as of August 7, 1998 (the "Merger Agreement"), whereby ERT Merger Sub, Inc., a wholly owned subsidiary of Excel, was merged with and into the Trust with the Trust surviving as a wholly owned subsidiary of Excel (the "Merger"). The Merger was approved by the stockholders of Excel and the shareholders of the Trust at special meetings held on September 25, 1998. In connection with the consummation of the Merger, Excel changed its name from "Excel Realty Trust, Inc." to "New Plan Excel Realty Trust, Inc."

      As provided in the Merger Agreement, Excel paid a 20% stock dividend prior to the Merger. Upon consummation of the Merger, each Common Share of the Trust was converted into one share of common stock, par value $.01 per share, of New Plan Excel ("New Plan Excel Common Stock"), and each 7.8% Series A Cumulative Step-Up Premium Rate Preferred Share, par value $1.00 per share, of the Trust was converted into one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, par value $.01 per share, of New Plan Excel ("New Plan Excel Series D Preferred Stock"). New Plan Excel issued an aggregate of approximately 60,000,000 shares of New Plan Excel Common Stock and 150,000 shares of New Plan Excel Series D Preferred Stock (represented by 1,500,000 depositary shares, each of which represents a one-tenth fractional interest in a share of New Plan Excel Series D Preferred Stock) to the Trust's shareholders in the Merger. The New Plan Excel Common Stock is listed for trading on the New York Stock Exchange under the symbol "NXL."

      As further provided in the Merger Agreement, effective September 28, 1998, the Board of Trustees of the Trust and the Board of Directors of New Plan Excel consist of the six former members of Excel's Board and the nine former members of the Trust's Board. Effective September 28, 1998, the senior management of the Trust and New Plan Excel is as follows:

      William Newman          Chairman
      Arnold Laubich          Chief Executive Officer
      Gary B. Sabin           President and Chairman of Investment Committee
      James M. Steuterman     Executive Vice President and Co-Chief Operating Officer
      Richard B. Muir         Executive Vice President and Co-Chief Operating Officer
      David A. Lund           Chief Financial Officer

      New Plan Excel intends and expects that Mr. Laubich will eventually succeed Mr. Newman as Chairman of New Plan Excel, at such time as Mr. Newman is no longer serving in such capacity, and that Mr. Sabin will eventually succeed Mr. Laubich as Chief Executive Officer of New Plan Excel, at such time as Mr. Laubich is no longer serving in such capacity.

      In connection with the consummation of the Merger, on September 28, 1998, the Trust guaranteed the borrowings of New Plan Excel under New Plan Excel's revolving credit facility.

      Competition

      The success of the Trust depends, among other factors, upon the trends of the economy, including interest rates, income tax laws, increases or decreases in operating expenses, governmental regulations and legislation, including environmental requirements, real estate fluctuations, retailing trends, population trends, zoning laws, the financial condition and stability of tenants, the availability of financing and capital on satisfactory terms, the ability of the Trust to compete with others for tenants and keep its properties leased at profitable levels and construction costs. As of July 31, 1998, the Trust competed for properties with an indeterminate number of investors, including domestic and foreign corporations and financial institutions, other real estate investment trusts, life insurance companies, pension funds and trust funds. As a result of the consummation of the Merger on September 28, 1998, it is expected that future acquisitions and developments of, and investments in, properties will be done by New Plan Excel directly, rather than through the Trust (although the Trust is not precluded from making future acquisitions and developments of, or investments in, properties).

      Adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Trust to meet their lease obligations and could otherwise adversely affect the Trust's ability to attract or retain tenants. Management believes, however, that the Trust's financial strength and operating practices, particularly its ability to implement renovation, expansion and leasing programs, will enable it to maintain and increase rental income from its properties.

      Employees

      As of July 31, 1998, the Trust and its subsidiaries employed approximately 600 individuals (including executive, administrative and field personnel). As of such date, the Trust considered its relations with its personnel to be good. As a result of the consummation of the Merger, as of September 28, 1998, New Plan Excel and its subsidiaries (including the Trust) employed approximately 750 individuals (including executive, administrative and field personnel).

      Qualification as a Real Estate Investment Trust

      As of July 31, 1998, the Trust met the qualification requirements of a real estate investment trust under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Trust was not taxed on its REIT taxable income, at least 95% of which was distributed to shareholders. See
Item 5 below.

      As a result of the consummation of the Merger, since September 28, 1998, the Trust has been a wholly owed subsidiary of New Plan Excel and, therefore, the Trust is a disregarded entity for federal income tax purposes.


ITEM 2.  PROPERTIES

      The location, general character and primary occupancy information with respect to the Trust's properties as of July 31, 1998 are set forth on the Summary of Properties Schedule on the pages immediately following.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                                At July 31, 1998


                                      Description
                              -------------------------     Type of    Percent
         Property             Sq. Ft.    Units    Acres     Interest   Rented
         --------             -------    -----    -----     --------   -------

        Apartments
        ----------
BRECKENRIDGE APARTMENTS                   120       7         Fee        93
BIRMINGHAM             AL

DEVONSHIRE PLACE                          284      16         Fee        88
BIRMINGHAM             AL

COURTS AT WILDWOOD                        220      22         Fee        84
BIRMINGHAM             AL

THE CLUB APARTMENTS                       292      23         Fee        87
BIRMINGHAM             AL

PLANTATION APARTMENTS                     120       6         Fee        97
MOBILE                 AL

MAISON DE VILLE APTS                      347      20         Fee        97
MOBILE                 AL

MAISON IMPERIAL APTS                       56       6         Fee        93
MOBILE                 AL

KNOLLWOOD APARTMENTS                      704      43         Fee        97
MOBILE                 AL

HILLCREST APARTMENTS                      140       7         Fee        99
MOBILE                 AL

RODNEY APARTMENTS                         207      11         Fee        86
DOVER                  DE

MAYFAIR APARTMENTS                         96       7         Fee        93
DOVER                  DE

CHARTER POINTE APARTMENTS                 312      20         Fee        95
ALTAMONTE SPRINGS      FL

LAKE PARK APARTMENTS                      226      10         Fee        97
LAKE PARK              FL

CAMBRIDGE APARTMENTS                      180      12         Fee        91
ATHENS                 GA

TARA APARTMENTS                           240      19         Fee        85
ATHENS                 GA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                             Summary of Properties
                                At July 31, 1998




                                      Description
                              -------------------------     Type of    Percent
         Property             Sq. Ft.    Units    Acres     Interest   Rented
         --------             -------    -----    -----     --------   -------

        Apartments
        ----------
REGENCY CLUB APARTMENTS                    232      17        Fee        96
EVANSVILLE             IN

HAWTHORNE HEIGHTS APTS                     241      15        Fee        90
INDIANAPOLIS           IN

FOREST HILLS APARTMENTS                    420      22        Fee        89
INDIANAPOLIS           IN

JAMESTOWN APARTMENTS                       125       8        Fee        93
LEXINGTON              KY

SADDLEBROOK APARTMENTS                     456      20        Fee        85
LEXINGTON              KY

POPLAR LEVEL APARTMENTS                     88       3        Fee        99
LOUISVILLE             KY

LA FONTENAY APARTMENTS                     248      17        Fee        92
LOUISVILLE             KY

CHARLESTOWN @ DOUGLASS HILLS               244      17        Fee        95
LOUISVILLE             KY

RIVERCHASE APARTMENTS                      203       5        Fee        89
NEWPORT                KY

SHERWOOD ACRES APARTMENTS                  612      26        Fee        85
BATON ROUGE            LA

FORESTWOOD APARTMENTS                      272      11        Fee        96
BATON ROUGE            LA

WILLOW BEND LAKE APARTMENTS                360      25        Fee        89
BATON ROUGE            LA

DEERHORN VILLAGE APARTMENTS                309      36        Fee        98
KANSAS CITY            MO

CARDINAL WOODS APARTMENTS                  184      17        Fee        96
CARY                   NC

MEADOW EAST APARTMENTS                     100      15        Fee        84
POTSDAM                NY

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                                At July 31, 1998


                                          Description
                                  -------------------------     Type of    Percent
         Property                 Sq. Ft.    Units    Acres     Interest   Rented
         --------                 -------    -----    -----     --------   -------

        Apartments
        ----------
MOHAWK GARDEN APARTMENTS                       208    12          Fee        88
ROME                       NY

SPRING CREEK APARTMENTS                        288    19          Fee        97
COLUMBUS                   OH

NORTHGATE APARTMENTS                           316    21          Fee        93
COLUMBUS                   OH

ARLINGTON VILLAGE APARTMENTS                   164    10          Fee        98
FAIRBORN                   OH

CHESTERFIELD APARTMENTS                        104     9          Fee        90
MAUMEE                     OH

EASTGREEN ON THE COMMONS APTS.                 360    45          Fee        95
REYNOLDSBURG               OH

GOLDCREST APARTMENTS                           173     9          Fee        98
SHARONVILLE                OH

CAMBRIDGE PARK APTS                            196    14          Fee        93
UNION TWP-CINN             OH

GOVERNOUR'S PLACE APARTMENTS                   130     9          Fee        95
HARRISBURG                 PA

HARBOUR LANDING APARTMENTS                     208    15          Fee        92
COLUMBIA                   SC

SEDGEFIELD APARTMENTS                          280    19          Fee        93
FLORENCE                   SC

TURTLE CREEK APARTMENTS                        152    13          Fee        84
GREENVILLE                 SC

HICKORY LAKE APARTMENTS                        322    26          Fee        93
ANTIOCH                    TN

COURTS @ WATERFORD PLACE                       318    27          Fee        91
CHATTANOOGA                TN

ASHFORD PLACE APARTMENTS                       268    16          Fee        83
CLARKSVILLE                TN

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                                At July 31, 1998


                                             Description
                                     -------------------------     Type of    Percent
         Property                    Sq. Ft.    Units    Acres     Interest   Rented
         --------                    -------    -----    -----     --------   -------

        Apartments
        ----------
THE PINES APARTMENTS                             224      11       Fee           94
CLARKSVILLE                TN

CEDAR VILLAGE APARTMENTS                         170      11       Fee           92
CLARKSVILLE                TN

PADDOCK PLACE APARTMENTS                         240      11       Fee           88
CLARKSVILLE                TN

LANDMARK ESTATES APARTMENTS                       93       9       Fee           95
EAST RIDGE                 TN

MILLER CREST APARTMENTS                          121      16       Fee           98
JOHNSON CITY               TN

CEDAR BLUFF APARTMENTS                           192      32       Fee           93
KNOXVILLE                  TN

COUNTRY PLACE APARTMENTS                         312      27       Fee           91
NASHVILLE                  TN

WOODBRIDGE APARTMENTS                            220      19       Fee           93
NASHVILLE                  TN


      Factory Outlets
      ---------------

FACTORY MERCHANTS BARSTOW          334,000                49       Fee           95
BARSTOW                    CA

ST AUGUSTINE OUTLET CENTER         335,000                32       Fee           95
ST AUGUSTINE               FL

FACTORY MERCHANTS BRANSON          317,000                39       Fee           84
BRANSON                    MO                                      Leasehold

FACTORY OUTLET VILLAGE OSAGE BE    400,000               147       Fee           97
OSAGE BEACH                MO

SIX FLAGS FACTORY OUTLET           190,000                55       Fee          100
JACKSON                    NJ

FACTORY MERCHANTS FT CHISWELL      176,000                55       Fee           68
MAX MEADOWS                VA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                                At July 31, 1998


                                             Description
                                     -------------------------     Type of    Percent
         Property                    Sq. Ft.    Units    Acres     Interest   Rented
         --------                    -------    -----    -----     --------   -------

      Miscellaneous
      -------------

PIZZA HUT - PAD                        4,000               1       Fee          100
GREENVILLE                 NC

HARDEES - PAD                          4,000               1       Leasehold    100
HANOVER                    PA

PIZZA HUT - PAD                        3,000               1       Leasehold    100
HARRISONBURG               VA

        Office Building
        ---------------

INSTITUTE FOR DEFENSE ANALYSIS        51,000               8       Leasehold    100
PRINCETON                  NJ

       Shopping Centers
       ----------------

CLOVERDALE VILLAGE                    59,000               6       Fee          100
FLORENCE                   AL

RODNEY VILLAGE                       216,000              15       Fee           82
DOVER                      DE

DOVERAMA @ RODNEY VILLAGE             30,000               1       75% Owned    100
DOVER                      DE

REGENCY PARK SHOPPING CENTER         328,000              30       Fee           94
JACKSONVILLE               FL

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                                At July 31, 1998


                                             Description
                                     -------------------------     Type of    Percent
         Property                    Sq. Ft.    Units    Acres     Interest   Rented
         --------                    -------    -----    -----     --------   -------

     Shopping Centers
     ----------------
SOUTHGATE SHOPPING CENTER            263,000              24          Fee        94
NEW PORT RICHIE            FL

PRESIDENTIAL PLAZA                    67,000               6          Fee        99
NORTH LAUDERDALE           FL

PRESIDENTIAL PLAZA WEST               21,000               2          Fee        80
NORTH LAUDERDALE           FL

COLONIAL MARKETPLACE                 129,000              10          Fee       100
ORLANDO                    FL

RIVERWOOD SHOPPING CENTER             94,000              15          Fee        98
PORT ORANGE                FL

SEMINOLE PLAZA                       144,000              12          Fee        85
SEMINOLE                   FL

RUTLAND PLAZA                        150,000              13          Fee       100
ST PETERSBURG              FL

ALBANY PLAZA                         114,000               7          Fee        97
ALBANY                     GA

SOUTHGATE PLAZA - ALBANY              60,000               5          Fee       100
ALBANY                     GA

PERLIS PLAZA                         166,000              20          Fee        90
AMERICUS                   GA

EASTGATE PLAZA  - AMERICUS            44,000               4          Fee       100
AMERICUS                   GA

ROGERS PLAZA                          50,000               5          Fee        72
ASHBURN                    GA

SWEETWATER VILLAGE                    66,000               7          Fee        94
AUSTELL                    GA

CEDARTOWN SHOPPING CENTER            107,000              14          Fee       100
CEDARTOWN                  GA

CEDAR PLAZA                           83,000               9          Fee       100
CEDARTOWN                  GA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                                At July 31, 1998


                                             Description
                                     -------------------------     Type of    Percent
         Property                    Sq. Ft.    Units    Acres     Interest   Rented
         --------                    -------    -----    -----     --------   -------

     Shopping Centers
     ----------------
CORDELE SQUARE                       131,000               11         Fee        89
CORDELE                    GA

SOUTHGATE PLAZA - CORDELE             39,000                3         Fee        92
CORDELE                    GA

MR B'S                                14,000                1         Fee        38
CORDELE                    GA

HABERSHAM VILLAGE                    147,000               18         Fee        99
CORNELIA                   GA

MIDWAY VILLAGE SHOPPING CENTER        72,000               10         Fee        92
DOUGLASVILLE               GA

WESTGATE - DUBLIN                    191,000               35         Fee        80
DUBLIN                     GA

NEW CHASTAIN CORNERS SHOPPING C      109,000               13         Fee       100
MARIETTA                   GA

VILLAGE AT SOUTHLAKE                  53,000                6         Fee        98
MORROW                     GA

CREEKWOOD SHOPPING CENTER             70,000                9         Fee       100
REX                        GA

VICTORY SQUARE                       171,000               35         Fee        99
SAVANNAH                   GA

EISENHOWER SQUARE SHOPPING CENT      125,000               12         Fee        94
SAVANNAH                   GA

TIFT-TOWN                             61,000                4         Fee        78
TIFTON                     GA

WESTGATE - TIFTON                     16,000                2         Fee        92
TIFTON                     GA

HAYMARKET SQUARE                     267,000               28         Fee        94
DES MOINES                 IA

HAYMARKET MALL                       234,000               22         Fee        67
DES MOINES                 IA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                                At July 31, 1998


                                             Description
                                     -------------------------     Type of    Percent
         Property                    Sq. Ft.    Units    Acres     Interest   Rented
         --------                    -------    -----    -----     --------   -------

     Shopping Centers
     ----------------
SOUTHFIELD PLAZA SHOPPING CTR        193,000              18          Fee        70
BRIDGEVIEW                 IL

WESTRIDGE COURT SHOPPING CTR         446,000              50          Fee        97
NAPERVILLE                 IL

TINLEY PARK PLAZA                    283,000              21          Fee        96
TINLEY PARK                IL

COLUMBUS CENTER                      272,000              24          Fee        88
COLUMBUS                   IN

JASPER MANOR                         194,000              26          Fee        97
JASPER                     IN

TOWN FAIR SHOPPING CENTER            114,000              16          Fee       100
PRINCETON                  IN

WABASH CROSSING                      167,000              18          Fee        97
WABASH                     IN

JACKSON VILLAGE                      147,000              48          Fee        72
JACKSON                    KY

J*TOWN CENTER                        187,000              17          Fee        86
JEFFERSONTOWN              KY

NEW LOUISA PLAZA                     115,000              20          Fee        85
LOUISA                     KY

PICCADILLY SQUARE                     96,000              13          Fee        89
LOUISVILLE                 KY

EASTGATE SHOPPING CENTER             153,000              18          Fee        88
MIDDLETOWN                 KY

LIBERTY PLAZA                        216,000              26          Fee        85
RANDALLSTOWN               MD

SHOPPING CENTER - SALISBURY          110,000              16          Fee        35
SALISBURY                  MD

MAPLE VILLAGE SHOPPING CENTER        281,000              32          Fee        95
ANN ARBOR                  MI

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                                At July 31, 1998


                                             Description
                                     -------------------------     Type of    Percent
         Property                    Sq. Ft.    Units    Acres     Interest   Rented
         --------                    -------    -----    -----     --------   -------

     Shopping Centers
     ----------------
FARMINGTON CROSSROADS                 84,000               8       Fee          100
FARMINGTON                 MI

DELTA CENTER                         174,000              16       Fee           97
LANSING                    MI

HAMPTON VILLAGE CENTRE               460,000              79       Fee           99
ROCHESTER HILLS            MI

FASHION CORNERS                      189,000              15       Fee           72
SAGINAW                    MI                                      Leasehold

HALL ROAD CROSSING                   176,000              27       Fee          100
SHELBY                     MI

SOUTHFIELD PLAZA                     107,000               9       Fee          100
SOUTHFIELD                 MI

DELCO PLAZA                          155,000              15       Fee          100
STERLING HEIGHTS           MI

WASHTENAW FOUNTAIN PLAZA             136,000              12       Fee          100
YPSILANTI                  MI

SHOPPING CENTER - GOLDSBORO           80,000              10       Fee          100
GOLDSBORO                  NC

SHOPPING CENTER - WILSON             105,000              17       Fee           76
WILSON                     NC

LAUREL SQUARE                        246,000              35       Fee           97
BRICKTOWN                  NJ

HAMILTON PLAZA                       149,000              18       Fee           99
HAMILTON                   NJ

BENNETTS MILLS PLAZA                 102,000              13       Fee          100
JACKSON                    NJ

MIDDLETOWN PLAZA                     123,000              19       Fee           82
MIDDLETOWN                 NJ

TINTON FALLS PLAZA                   101,000               7       Fee           99
TINTON FALLS               NJ

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                                At July 31, 1998


                                             Description
                                     -------------------------     Type of    Percent
         Property                    Sq. Ft.    Units    Acres     Interest   Rented
         --------                    -------    -----    -----     --------   -------

     Shopping Centers
     ----------------
RENAISSANCE CENTER EAST              146,000              15          Fee        99
LAS VEGAS                  NV

UNIVERSITY MALL                       79,000              25          Fee        81
CANTON                     NY

CORTLANDVILLE                        100,000              13          Fee        95
CORTLAND                   NY

KMART PLAZA                          116,000              11          Fee       100
DEWITT                     NY

D & F PLAZA                          192,000              30          Fee        57
DUNKIRK                    NY

SHOPPING CENTER - ELMIRA              54,000               5          Fee       100
ELMIRA                     NY

PYRAMID MALL                         233,000              37          Fee        81
GENEVA                     NY

SHOPPING CENTER - GLOVERSVILLE        45,000               4          Fee       100
GLOVERSVILLE               NY

MCKINLEY PLAZA                        93,000              20          Fee        94
HAMBURG                    NY

CAYUGA PLAZA                         208,000              22          Fee        97
ITHACA                     NY

SHOPS @ SENECA MALL                  237,000              30          Fee        87
LIVERPOOL                  NY

TRANSIT ROAD PLAZA                   138,000              15          Fee        91
LOCKPORT                   NY

SHOPPING CENTER - MARCY              123,000              21          Fee         2
MARCY                      NY

WALLKILL PLAZA                       203,000              24          Fee       100
MIDDLETOWN                 NY

MONROE SHOPRITE PLAZA                122,000              12          Fee       100
MONROE                     NY

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                                At July 31, 1998


                                             Description
                                     -------------------------     Type of    Percent
         Property                    Sq. Ft.    Units    Acres     Interest   Rented
         --------                    -------    -----    -----     --------   -------

     Shopping Centers
     ----------------
ROCKLAND PLAZA                       260,000               28      Fee            97
NANUET                     NY

SOUTH PLAZA                          144,000               36      Fee            78
NORWICH                    NY

WESTGATE PLAZA - ONEONTA              72,000               11      Fee            97
ONEONTA                    NY

OSWEGO PLAZA                         128,000               20      Fee            90
OSWEGO                     NY

MOHAWK ACRES                         107,000               13      Fee            75
ROME                       NY

MONTGOMERY WARD                       84,000                7      Fee             0
ROME                       NY

PRICE CHOPPER PLAZA                   78,000                6      Fee           100
ROME                       NY

WESTGATE MANOR PLAZA - ROME           66,000               15      Fee            91
ROME                       NY

NORTHLAND                            123,000               23      Fee            92
WATERTOWN                  NY

HARBOR PLAZA                          52,000                7      Fee            78
ASHTABULA                  OH

BELPRE PLAZA                          88,000                8      Leasehold      96
BELPRE                     OH

SOUTHWOOD PLAZA                       83,000               44      Fee            95
BOWLING GREEN               OH

BRENTWOOD PLAZA                      235,000               20      Fee            64
CINCINNATI                 OH

DELHI SHOPPING CENTER                166,000               15      Fee            91
CINCINNATI                 OH

WESTERN VILLAGE SHOPPING CENTER      139,000               13      Fee           100
CINCINNATI                 OH

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                                At July 31, 1998


                                             Description
                                     -------------------------     Type of    Percent
         Property                    Sq. Ft.    Units    Acres     Interest   Rented
         --------                    -------    -----    -----     --------   -------

     Shopping Centers
     ----------------
CROWN POINT SHOPPING CENTER          147,000              16          Fee        91
COLUMBUS                   OH

SOUTH TOWNE CENTRE                   309,000              29          Fee       100
DAYTON                     OH

HERITAGE SQUARE                      232,000              29          Fee        91
DOVER                      OH

MIDWAY CROSSING                      139,000              15          Fee        82
ELYRIA                     OH

FAIRFIELD MALL                        73,000               9          Fee        95
FAIRFIELD                  OH

SILVER BRIDGE PLAZA                  146,000              20          Fee        93
GALLIPOLIS                 OH

SHOPPING CENTER - GENOA               17,000               2          Fee        85
GENOA                      OH

PARKWAY PLAZA                        141,000              12          Fee        76
MAUMEE                     OH

NEW BOSTON SHOPPING CENTER           234,000              22          Fee       100
NEW BOSTON                 OH

MARKET PLACE                         169,000              18          Fee        88
PIQUA                      OH

BRICE PARK SHOPPING CENTER           174,000              15          Fee       100
REYNOLDSBURG               OH

CENTRAL AVE MARKET PLACE             157,000              18          Fee        91
TOLEDO                     OH

GREENTREE SHOPPING CENTER            129,000              13          Fee        95
UPPER ARLINGTON            OH

BETHEL PARK PLAZA                    224,000              23          Fee       100
BETHEL PARK                PA

DILLSBURG SHOPPING CENTER             69,000              22          Fee       100
DILLSBURG                  PA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                                At July 31, 1998


                                             Description
                                     -------------------------     Type of         Percent
         Property                    Sq. Ft.    Units    Acres     Interest        Rented
         --------                    -------    -----    -----     --------        -------

     Shopping Centers
     ----------------
NEW GARDEN SHOPPING CENTER           149,000              19       Fee                70
KENNETT SQUARE             PA

STONEMILL PLAZA                       96,000              21       Fee                88
LANCASTER                  PA

CROSSROADS PLAZA                     105,000              14       Fee                98
MT. PLEASANT               PA

STRAWBRIDGE'S                        313,000                       Fee (A)           100
PHILADELPHIA               PA

ROOSEVELT MALL NE                    250,000              36       Leasehold (A)      95
PHILADELPHIA               PA

IVYRIDGE SHOPPING CENTER             112,000               9       Fee               100
PHILADELPHIA               PA

ROOSEVELT MALL ANNEX                  36,000                       Fee (A)           100
PHILADELPHIA               PA

ST MARY'S PLAZA                      108,000              11       Fee               100
ST MARY'S                  PA

NORTHLAND CENTER                     105,000              15       Fee               100
STATE COLLEGE               PA                                     Leasehold

SHOPS AT PROSPECT                     63,000               9       Fee                94
WEST HEMPFIELD             PA

YORK MARKETPLACE                     259,000              34       Fee               100
YORK                       PA                                      Leasehold

CONGRESS CROSSING                    172,000              39       Fee               100
ATHENS                     TN

WEST TOWNE SQUARE SHOPPING CENT       99,000              11       Fee                76
ELIZABETHTON               TN

GREENEVILLE COMMONS                  223,000              26       Fee                99
GREENEVILLE                TN

KINGS GIANT SHOPPING CENTER          162,000              18       Leasehold         100
KINGSPORT                  TN

----------
(A) Acreage of these properties have been included in the acreage of Roosevelt Mall NE. The leasehold was purchased by the Trust in August 1998.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                                At July 31, 1998


                                             Description
                                     -------------------------     Type of    Percent
         Property                    Sq. Ft.    Units    Acres     Interest   Rented
         --------                    -------    -----    -----     --------   -------

     Shopping Centers
     ----------------
GEORGETOWN SQUARE                    104,000              11       Fee            96
MURFREESBORO               TN

SHOPPING CENTER - COLONIAL HTS        82,000              10       Fee             0
COLONIAL HEIGHTS           VA

HANOVER SQUARE SHOPPING CENTER       130,000              14       Fee            95
MECHANICSVILLE             VA

VICTORIAN SQUARE                     271,000              34       Fee            99
MIDLOTHIAN                 VA

CAVE SPRING CORNERS SHOPPING CTR     171,000              16       Fee           100
ROANOKE                    VA

HUNTING HILLS SHOPPING CENTER        166,000              15       Fee            98
ROANOKE                    VA

SHOPPING CENTER - SPOTSYLVANIA        87,000               8       Fee           100
SPOTSYLVANIA               VA

LAKE DRIVE PLAZA                     148,000              14       Fee            79
VINTON                     VA

RIDGEVIEW CENTRE                     177,000              30       Fee            96
WISE                       VA

MOUNDSVILLE PLAZA                    172,000              29       Fee            90
MOUNDSVILLE                WV

GRAND CENTRAL PLAZA                   74,000               7       Leasehold     100
PARKERSBURG                WV

KMART PLAZA                          106,000              14       Fee           100
VIENNA                     WV

          Vacant Land
          -----------

ROXBURY TOWNSHIP NJ                                        6       Fee
ROXBURY                    NJ

1 NORTH CENTRAL AVENUE                                     1       Fee
HARTSDALE                  NY

ITEM 3.  LEGAL PROCEEDINGS

      The Trust is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Trust or its properties, other than litigation arising in the ordinary course of business or which is expected to be covered by the Trust's liability insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

      (a)  Market Information

      The following table shows the high and low sales price for the Trust's Common Shares, on the New York Stock Exchange, and, prior to June 12, 1986, on the American Stock Exchange, as well as cash distributions paid, for the periods indicated. Figures are adjusted to give effect to a 2-for-1 stock split on February 1, 1983 and a 3-for-2 stock split on April 1, 1986.

      In connection with the consummation of the Merger, on September 28, 1998, the Trust became a wholly owned subsidiary of New Plan Excel, and the Common Shares ceased trading on the New York Stock Exchange after the close of trading on that date. As a result, there is currently no established public trading market for the Common Shares.

    Fiscal Year Ended                                   Cash Distributions
        July 31,               High          Low       Paid per Common Share
    -----------------          ----          ---       ---------------------
         1984                $ 8.50        $ 7.25              $  .57
         1985                 11.92          7.50                 .65
         1986                 14.50         10.00                 .73
         1987                 18.38         13.00                 .81
         1988                 17.63         10.75                 .89
         1989                 17.88         14.38                 .97
         1990                 19.13         14.88                1.05
         1991                 21.25         13.75                1.13
         1992                 25.00         19.63                1.21
         1993                 26.38         21.50                1.275
         1994                 26.38         20.38                1.315
         1995                 22.63         18.75                1.355
         1996                 23.00         19.88                1.395


         1997
     First Quarter            22.00         21.13                 .3550
    Second Quarter            25.63         21.63                 .3575
     Third Quarter            24.50         21.38                 .3600
    Fourth Quarter            23.63         21.50                 .3625
                                                               --------

                                       TOTAL                     1.435


         1998
     First Quarter            24.75         22.57                 .3650
    Second Quarter            26.00         23.57                 .3675
     Third Quarter            26.13         24.00                 .3700
    Fourth Quarter            25.63         22.25                 .3725
                                                               --------

                                       TOTAL                     1.475


      (b)  Holders

      As of September 11, 1998, the approximate number of record holders of the Trust's Common Shares (the only class of common equity) was 13,700.

      In connection with the consummation of the Merger on September 28, 1998, the Trust became a wholly owned subsidiary of New Plan Excel. As a result, New Plan Excel is currently the only record holder of Common Shares.

      (c)  Distributions

      The Trust made distributions to shareholders aggregating $1.475 per Common Share during the fiscal year ended July 31, 1998. Of this distribution, it is estimated that $1.413 will qualify as ordinary income and $.062 will qualify as a return of capital.

      The Trust has paid regular and uninterrupted cash distributions on its Common Shares since it commenced operations as a REIT in 1972. Since inception, each distribution has either been equal to or greater than the distribution immediately preceding it, and the distributions have increased in each of the last 77 consecutive quarters.

      As a result of the consummation of the Merger, since September 28, 1998, all of the Common Shares have been held by New Plan Excel. The Trust will make quarterly distributions on its Common Shares as, if and when declared by the Board of Trustees of the Trust.

      As of July 31, 1998, the Trust had a Dividend Reinvestment and Share Purchase Plan (the "Plan") which allowed shareholders to acquire additional Common Shares by automatically reinvesting distributions. Common Shares were acquired pursuant to the Plan at a price equal to 95% of the market price of such Common Shares, without payment of any brokerage commission or service charge. The Plan also allowed shareholders to purchase additional Common Shares on the dividend payment date, at 100% of the average of the high and low sales price of such Common Shares on that date. In connection with the consummation of the Merger, on September 28, 1998, the Trust became a wholly owned subsidiary of New Plan Excel, and, as a result, the Plan was effectively terminated.

ITEM 6.  SELECTED FINANCIAL DATA

           The financial data included in this table have been selected by the Trust and have been derived from the consolidated financial statements for the years indicated and should be read in conjunction with the audited financial statements included in Item 14(a) of this Form 10-K.

                                                                NEW PLAN REALTY TRUST AND SUBSIDIARIES

                                                                          Years Ended July 31,
                                                              (In Thousands, Except for Per Share Amounts)
                                        1998                  1997                 1996               1995              1994
                                        ----                  ----                 ----               ----              ----
Statement of Income Data:
Revenue                            $    250,259           $    206,821         $    167,606        $    130,576       $    100,955
Operating Expenses                      156,875                127,578               94,868              65,572             46,914
                                   ------------           ------------         ------------        ------------       ------------
                                         93,384                 79,243               72,738              65,004             54,041
(Loss)/Gain on Sales of
  properties and
  securities, net                          (41)                     (3)                 399                 228                989
                                   ------------           -------------        ------------        ------------       ------------
                                         93,343                 79,240               73,137              65,232             55,030
Other deductions                          2,770                  2,203                2,616               2,516              2,713
                                   ------------           ------------         ------------        ------------       ------------
Net Income                         $     90,573           $     77,037         $     70,521        $     62,716       $     52,317
                                   ============           ============         ============        ============       ============
Net Income per Common Share
  Basic                            $      1.43           $        1.31        $        1.25       $        1.19      $        1.06
  Diluted                          $      1.42           $        1.30        $        1.25       $        1.18      $        1.05
Weighted average number of
  Common Shares outstanding
  Basic                                  59,365                 58,461               56,484              52,894             49,502
  Diluted                                59,774                 58,735               56,642              53,040             49,768

Balance Sheet Data:
Total Assets                       $  1,384,525           $  1,261,144         $    945,394        $    796,636       $    616,993
Long-Term Debt
  Obligations                      $    576,888           $    478,207         $    238,426        $    206,652       $     28,060
Shareholders' Equity               $    764,527           $    744,995         $    659,354        $    570,529       $    565,493

Other Data:
Distributions per Common
  Share                            $      1.475           $       1.435        $       1.395       $       1.355      $       1.315
                                   ------------           -------------        -------------       -------------      -------------
FFO per Common Share (diluted)(1)  $       1.95           $        1.73        $        1.59       $        1.46      $        1.26
                                   ------------           -------------        -------------       -------------      -------------

-----------------------------
(1) Represents FFO less distribution requirements with respect to preferred shares of the Trust. FFO is defined as net income plus depreciation and amortization of real estate, less gains from sales of assets and securities, less distribution requirements with respect to preferred shares of the Trust. FFO is presented because industry analysts and the Trust consider FFO to be an appropriate supplemental measure of performance of REITs. FFO is not a substitute for cash funds generated from operating activities or net income as determined in accordance with generally accepted accounting principles, as a measure of profitability or liquidity. FFO as defined by the Trust may not be comparable to the definition used by other REITs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (a)    Liquidity and Capital Resources

         As of July 31, 1998, the Trust had approximately $26.3 million in available cash and cash equivalents, $1.8 million in marketable securities and $13.9 million in mortgages receivable.

         During fiscal 1998, the Trust paid approximately $105 million in cash and assumed mortgage debt of $51.9 million to acquire 14 shopping centers containing an aggregate of approximately 1.9 million square feet of GLA and five apartment communities containing approximately 1,600 units. In addition, approximately $18 million was paid for improvements to existing properties.

         Debt as of July 31, 1998 consisted of $114.1 million of mortgages payable having a weighted average interest rate of 7.8% and $462.8 million aggregate principal amount of unsecured notes having a weighted average interest rate of 6.9%. The $48.5 million increase in mortgages payable was the net result of the assumption of $51.9 million of mortgages payable in connection with the purchase of properties and the repayment of $3.4 million of existing mortgages. During fiscal 1998, the Trust sold $50 million aggregate principal amount of unsecured notes having an interest rate of 6.9% and maturing on February 15, 2028. The increase in other liabilities is due to increases in accounts payable, interest payable and real estate taxes payable. These increases are primarily the result of the larger portfolio of properties and an increased level of outstanding debt. Short-term debt consists of normal trade accounts payable and the current portion of mortgages payable.

         The Trust's dividend reinvestment program generated approximately $18.2 million during fiscal 1998. In addition, holders of Common Shares and preferred shares of the Trust received $93.1 million in dividend distributions.

         FFO applicable to Common Shares, defined as net income plus depreciation and amortization of real estate, less gains from sales of assets and securities, less distribution requirements with respect to preferred shares of the Trust, increased $14.8 million to $116.4 million from $101.6 million in the prior year. FFO is presented because industry analysts and the Trust consider FFO to be an appropriate supplemental measure of performance of REITs. FFO is not a substitute for cash funds generated from operating activities or net income as determined in accordance with generally accepted accounting principles, as a measure of profitability or liquidity. FFO as defined by the Trust may not be comparable to the definition used by other REITs.

         Other sources of funds are available to the Trust. Based on management's internal valuation of the Trust's properties, most of which are free and clear of mortgages, the estimated value is considerably in excess of the outstanding mortgage indebtedness totaling $114.1 million. Accordingly, management believes that potential exists for additional mortgage financing as well as unsecured borrowing capacity from public debt financing, banks and other lenders.

         The Trust holds debt instruments which are sensitive to changes in interest rates and marketable equity securities which are sensitive to market price changes. With respect to the Trust's debt instruments, the maturity, weighted average interest rates and fair value are presented in Notes E, F and P to the Consolidated Financial Statements. With respect to the Trust's marketable equity securities, the cost and fair value are presented in Note B to the Consolidated Financial Statements.

         In the normal course of business, the Trust also faces risks that are either non-financial or non-qualitative. Such risks principally include credit risks and legal risks and are not included in the aforementioned notes.

         Between July 31, 1998 and September 30, 1998, the Trust purchased an apartment community containing 278 units in North Carolina, as well as a single tenant retail property containing approximately 34,000 square feet of GLA in Pennsylvania. The aggregate purchase price for these properties was approximately $14.2 million.

         On August 11, 1998, the Trustees declared a cash distribution to holders of record of the Common Shares as of September 1, 1998 in the amount of $.375 per share (approximately $22.5 million in the aggregate) payable on September 11, 1998. Also on August 11, 1998, the Trustees declared a cash distribution to holders of record of each 7.8% Series A Cumulative Step-Up Premium Rate Preferred Shares, par value $1.00 per share, of the Trust as of September 1, 1998 in the amount of $9.75 per share ($.975 per depositary share and approximately $1.5 million in the aggregate) payable on September 15, 1998.

         (b)      Year 2000 Compliance

                  Readiness

         The Trust's centralized corporate business and technical information systems have been assessed as to Year 2000 compliance and functionality. Presently these systems are nearly complete with respect to required software or hardware changes. See " -- Year 2000 Compliance Detail" below. The Trust anticipates that internal business and technical information Year 2000 compliance issues will be substantially remediated by the end of calendar 1998.

         The Trust has satisfactorily completed the identification and review of computer hardware and software suppliers and is in the process of verifying the Year 2000 preparedness of suppliers, vendors and/or service providers that the Trust has identified as critical.

                  Cost

         The total historical and anticipated remaining costs for the Year 2000 remediation are estimated to be immaterial to the Trust's financial condition. The costs to date have been expensed as incurred and consist of immaterial internal staff costs and other expenses such as telephone and mailing costs. In addition, where the appropriate course of action includes replacement or upgrade of certain systems or equipment, the Trust's review at this time indicates a minor cost to the Trust.

                  Risks and Contingency Plans

         Considering the substantial progress made to date, the Trust does not anticipate delays in finalizing internal Year 2000 remediation within remaining time schedules. However, third parties having a material relationship with the Trust (e.g., utilities, financial institutions, governmental agencies, municipalities and major tenants) may be a potential risk based on their individual Year 2000 preparedness which may not be within the Trust's reasonable control. The Trust is in the process of identifying, reviewing and logging the Year 2000 preparedness of critical third parties.

         Anticipated completion of this review is calendar 1998 year-end. Pending the results of that review, the Trust will determine what course of action and contingencies will need to be made.

           There can be no assurance that the external Year 2000 issues will be resolved in 1998 or 1999. If not resolved, such issues could have a material adverse impact on the Trust's business, operating results and financial condition.

                  Year 2000 Compliance Detail

           The Trust's "Program" addresses the Year 2000 issue with respect to the following: (i) the Trust's information technology and operating systems, including its billing, accounting and financial reporting systems; (ii) the Trust's non-information technology systems, including building access, parking lot light and energy management, equipment and other infrastructure systems that may contain or use computer systems or embedded microcontroller technology; and
(iii) certain systems of the Trust's major suppliers and material service providers (insofar as such systems relate to the Trust's business activities such as payroll, health services and alarm systems). As described below, the Trust's Year 2000 program involves (w) an assessment of the Year 2000 problems that may affect the Trust, (x) the development of remedies to address the problems discovered in the assessment phase, (y) the testing of such remedies and (z) the preparation of contingency plans to deal with worst case scenarios.

           Assessment Phase. As part of the internal assessment phase, the Trust has attempted to substantially identify all the major components of the systems described above. In determining the extent to which such systems are vulnerable to the Year 2000 issue, the Trust is evaluating internally developed and/or purchased software applications and property operational control systems, e.g., heating ventilation and air conditioning (HVAC), lighting timers, alarms, fire, sewage and access. In addition, in the third quarter of 1998, the Trust began sending letters to certain of its major suppliers and service providers, requesting them to provide the Trust with assurance of existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to their activities with the Trust. The Trust expects that it will complete its distribution of these inquiries early in the fourth quarter of 1998. The Trust is requesting that all responses to the inquiries be returned to it no later than December 25, 1998.

           Remediation and Testing Phase. Based upon the assessment and remediation efforts to date, the Trust has completed, tested and put on line the Year 2000 compliance modification in all the internally developed software for its accounting and property management applications. Approximately two-thirds of the Trust's computer terminals or personal computers are Year 2000 compliant. Those that are not compliant have been identified. The Trust has secured software to upgrade that part of the computer that will make it compliant. That part is called the BIOS chip or Basic Input Output System. If there is any unforeseen problem with a particular unit it will be replaced. Replacements are readily available. A conservative, "worst case" scenario is included in the cost estimate.

           The versions of the purchased software that the Trust uses for spread sheet analysis, database applications, word processing systems and its apartment rent collection system have been tested and are compliant. The outsourced payroll service and the integrated internal input system are compliant.

           Home office phone, communication and data collection networks are Year 2000 compliant. Home office voice mail and access systems are scheduled for upgrade to Year 2000 compliant by December 25, 1998. Phone systems at other than the home office location are 72.5% Year 2000 compliant. The balance of the phone locations are scheduled to be reviewed and be Year 2000 compliant in 1998 or upgraded in the first quarter of 1999. The cost estimates derived from this assessment are treated as worst case.

           The Trust's shopping centers are all "open air" type and are simple and very limited in terms of technology. Field systems for shopping center HVAC, sprinkler and lighting are 95.8% reviewed and Year 2000 compliant for those systems supplied by the Trust (some are supplied by tenants). The small number of systems not supplied by the Trust are being reviewed and are projected to not have a material impact.

           All of the 54 apartment communities have had reviews completed and are Year 2000 compliant.

           All of the six factory outlet centers have had reviews completed and, except for two minor items, are Year 2000 compliant. These two items are a telephone system modification at one property and a report due from an HVAC vendor at another property. Both are expected to be completed by December 31, 1998.

           Contingency Plans. The Trust intends to develop contingency plans to handle its most reasonably likely worst case Year 2000 scenarios. These have not yet been identified fully. The Trust intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. Following its analysis, the Trust intends to develop a timetable for completing its contingency plans.

           Costs Related to the Year 2000 Issue. To date, the Trust has incurred no material costs. Labor, mailing and phone costs attributed to the Year 2000 program are minimal. The Trust currently estimates that to have all systems compliant will incur some additional costs. At this time they appear to range from $40,000 to a conservative, "worst case" of $250,000 in total. These costs may vary plus or minus 20% from the foregoing estimates.

           Risks Related to the Year 2000 Issue. Although the Trust's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Trust's business and operations, the actual effects of the issue and the success or failure of the Trust's efforts described above cannot be known until the year 2000. Failure by the Trust's major suppliers, and other service providers to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to the Trust's business) could have a material adverse effect on the Trust's business, results of operations and financial condition.

           However, the Trust believes that such material effect is primarily limited to items of a utility nature furnished by third parties to the Trust and a wide universe of other customers. Included are items such as electricity, natural gas, telephone service and water, all of which are not readily susceptible to alternate sources and which in all likelihood will be available in some form.

           (c)      The Merger

           Immediately following the consummation of the Merger on September 28, 1998, approximately 88 million shares of New Plan Excel Common Stock were outstanding. Immediately following the consummation of the Merger, former holders of the Trust's Common Shares held approximately 65% of the outstanding shares of New Plan Excel Common Stock.

           As provided in the Merger Agreement, effective September 28, 1998, the Board of Trustees of the Trust and the Board of Directors of New Plan Excel consist of the six former members of Excel's Board and the nine former members of the Trust's Board.

           The Merger Agreement provides that the initial quarterly dividend to be paid on the New Plan Excel Common Stock will be at the annualized rate of $1.60 per share ($.40 per share for the first quarter following the Merger) and, after anticipated minimum quarterly increases of at least $.0025 per share, each holder of New Plan Excel Common Stock is expected to received aggregate dividend distributions of

$1.625 per share for the 12-month period immediately following the initial quarterly dividend payment of $.40 per share. Thereafter, it is anticipated that the quarterly dividend will continue to be increased by a minimum of at least $.0025 per share (which quarterly increases amount to $.01 per share on an annualized basis and effectively increase the annualized dividend rate by $.04 per share for each share held over a 12-month period) until the annualized quarterly dividend on the New Plan Excel Common Stock is at least $1.67 per share.

           The maintenance of this dividend policy will be subject to various factors, including the discretion of the Board of Directors of New Plan Excel, the exercise by the Board of Directors of New Plan Excel of its duties to the holders of New Plan Excel Common Stock, the ability to pay dividends under applicable law and the effect which the payment of dividends may have from time to time on the maintenance by New Plan Excel of its status as a REIT.

           The Merger will, for financial accounting purposes, be accounted for as a purchase of Excel by the Trust using the purchase method of accounting. The transaction was completed on September 28, 1998.

           (d)       New Accounting Standards

           During fiscal 1998, the Trust adopted the provisions of SFAS 128 and SFAS 129. SFAS 129 had no impact on the financial statements. Pursuant to SFAS 128, the Trust restated all per share data to conform with the provisions of that pronouncement (See Note I).

           During fiscal 1998, the Financial Accounting Standards Board issued
(i) No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997, (ii) No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997, (iii) No 132 "Employees Disclosure About Pensions and Other Postretirement Benefits" ("SFAS 132"), which is effective for fiscal years beginning after December 15, 1997, and (iv) No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. Management believes that the implementation of SFAS 130, 131, 132 and 133 will not have a material impact on the Trust's financial statements.

           In addition, during fiscal 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), each of which is effective for fiscal years beginning after December 15, 1998. Also during fiscal 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"), and Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9").

           SOP 98-5 requires that certain costs incurred in conjunction with start-up activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred. EITF 98-9 requires that contingent revenue not be accrued until a future specified sales target is achieved.

           Management believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a significant impact on the Trust's financial statements. EITF 97-11 and 98-9 were adopted during fiscal 1998 and did not have a material impact on the Trust's financial statements.

           (e)       Results of Operations

           Fiscal Year Ended July 31, 1998 Compared to Fiscal Year Ended July 31, 1997

           In fiscal 1998, total revenues increased $43.5 million to $250.3 million. The increase was in rental income and related revenues and came from all categories of properties. Interest and dividend income decreased because of lower average investment balances.

           Operating expenses increased $29.3 million to $156.9 million. Operating costs, real estate and other taxes, and depreciation and amortization increased primarily because of property acquisitions. Interest expense increased $8.6 million to $36.8 million primarily due to a higher level of outstanding unsecured notes and mortgage debt during fiscal 1998. The increase in the provision for doubtful accounts reflects a larger revenue base and a higher level of receivables. Administrative expenses as a percentage of revenue remained constant at 1.1% of revenue compared to fiscal 1997.

           Net income applicable to Common Shares increased $8.1 million to $84.7 million and earnings per Common Share increased to $1.42 per share (on a fully diluted basis) from $1.30 per share (on a fully diluted basis). The increase is net of $5.9 million of distributions to holders of preferred shares of the Trust.

           FFO, defined as net income plus depreciation and amortization of real estate, less gains from sales of assets and securities, less distribution requirements with respect to preferred shares of the Trust, increased $20.2 million to $122.2 million. FFO is presented because industry analysts and the Trust consider FFO to be an appropriate supplemental measure of performance of REITs. FFO is not a substitute for cash funds generated from operating activities or net income as determined in accordance with generally accepted accounting principles, as a measure of profitability or liquidity. FFO as defined by the Trust may not be comparable to the definition used by other REITs.

           During fiscal 1998, distributions declared and paid were $1.475 per Common Share, a $.04 per share increase over fiscal 1997. The most recent distribution declaration for Common Shares was $.3725 per share ($1.49 on an annualized basis).

           Fiscal Year Ended July 31, 1997 Compared to Fiscal Year Ended July 31, 1996

           In fiscal 1997, total revenues increased $39.2 million to $206.8 million. The increase was in rental income and related revenues and came from properties in the portfolio which were acquired in fiscal 1997 or were owned for less than a full year in fiscal 1996. Interest and dividend income decreased slightly.

           Operating expenses increased $32.7 million to $127.6 million. Operating costs, real estate and other taxes, and depreciation and amortization increased primarily because of property acquisitions. Interest expense increased $10.7 million to $28.3 million due to a higher level of outstanding debt during fiscal 1997. The increase in the provision for doubtful accounts reflects a larger revenue base and a higher level of receivables. Administrative expenses as a percentage of revenue declined to 1.1% from 1.6% due to increased revenue from newly acquired properties; these costs do not increase in direct proportion to revenue due to economies of scale.

           Income before (loss)/gain on sale of properties and securities increased $6.9 million to $77 million. During fiscal 1997, three former Nichols stores, in Annville and Hanover, Pennsylvania and

Lumberton, North Carolina, were sold.

           Net income applicable to Common Shares increased $6.1 million to $77 million and earnings per Common Share increased to $1.31 per share from $1.25 per share.

           FFO, defined as net income plus depreciation and amortization of real estate, less gains from sales of assets and securities, less distribution requirements with respect to preferred shares of the Trust, increased $11.9 million to $102 million. FFO is presented because industry analysts and the Trust consider FFO to be an appropriate supplemental measure of performance of REITs. FFO is not a substitute for cash funds generated from operating activities or net income as determined in accordance with generally accepted accounting principles, as a measure of profitability or liquidity. FFO as defined by the Trust may not be comparable to the definition used by others REITs.

           During fiscal 1997, distributions declared and paid were $1.435 per Common Share, a $.04 per share increase over fiscal 1996. The most recent distribution declaration for Common Shares was $.365 per share which is $1.46 per share on an annualized basis.

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

           Operating expenses increased $29.3 million to $94.9 million. Operating costs, real estate and other taxes, and depreciation and amortization increased primarily because of property acquisitions. Interest expense increased $10.4 million to $17.6 million due to a higher level of outstanding debt during fiscal 1996. The increase in the provision for doubtful accounts reflects a much larger revenue base and a higher level of receivables. Administrative expenses as a percentage of revenue declined to 1.6% from 1.9% due to increased revenue from newly acquired properties; these costs do not increase in direct proportion to revenue due to economies of scale.

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

           Net income applicable to Common Shares increased $7.8 million to $70.5 million and earnings per Common Share increased to $1.25 per share from $1.19 per share.

           FFO, defined as net income plus depreciation and amortization of real estate less net gains from the sale of assets, increased $12.6 million to $90.1 million. FFO is presented because industry analysts and the Trust consider FFO to be an appropriate supplemental measure of performance of REITs. FFO is not a substitute for cash funds generated from operating activities or net income as determined in accordance with generally accepted accounting principles, as a measure of profitability or liquidity. FFO as defined by the Trust may not be comparable to the definition used by others REITs.

           During fiscal 1996, distributions declared and paid were $1.395 per share of beneficial interest, a $.04 per share of beneficial interest increase over the preceding year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           As of July 31, 1998, the Trust had approximately $99 million of floating rate debt outstanding. The Trust does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $575 million of total debt outstanding of the Trust and the approximately $1.37 billion market capitalization of the Common Shares.

           The Trust was not a party to any hedging agreements with respect to its floating rate debt as of July 31, 1998. In the event of a significant increase in interest rates, the Trust would consider entering into hedging agreements with respect to all or a portion of its floating rate debt. Although hedging agreements would enable the Trust to convert floating rate liabilities to fixed rate liabilities, they would expose the Trust to the risk that the counterparties to such hedge agreements may not perform, which could increase the Trust's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Trust would enter into would be major financial institutions. The Trust may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of any hedging agreements that the Trust may enter into in the future, would increase the Trust's interest expenses, which would adversely affect cash flow and the ability of the Trust to service its debt. If the Trust enters into any hedging agreements in the future, decreases in interest rates thereafter would increase the Trust's interest expenses as compared to the underlying floating rate debt and could result in the Trust making payments to unwind such agreements.

           As of July 31, 1998, the Trust had no other material exposure to market risk (i.e., foreign currency exchange risk, commodity price risk or equity price risk).


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The response to this item is included in Pages F-1 to F-42 attached to this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.


                                    PART III


ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

           As of July 31, 1998, the Board of Trustees consisted of nine trustees. In connection with the consummation of the Merger on September 28, 1998, the Board of Trustees was expanded to consist of 15 trustees. See "Business -- Narrative Description of Business -- Consummation of the Merger." The trustees are divided into three classes which consist of five trustees whose terms expire at the 1999 annual meeting of shareholders (Messrs. Bernstein, Bottorf, Lindquist, Parsons and White), five trustees whose terms expire at the 2000 annual meeting of shareholders (Messrs. Sabin, Steuterman, Staller, Melvin Newman and Wetzler) and five trustees whose terms expire at the 2001 annual meeting of shareholders (Messrs. William Newman, Laubich, Muir, Gold and Wilmot). At each of the respective annual meetings, five trustees will be elected, each to hold office for a specified term and until his successor is elected and qualified.

           Biographical Information of the Trustees

           William Newman, age 72, has been Chairman of the Board of Trustees of the Trust since its organization in 1972 and Chairman of the Board of Directors of New Plan Excel since September 1998. He served as Chief Executive Officer of the Trust from 1972 to September 1998 and as President of the Trust from 1972 to 1988. He served as President and Chief Executive Officer of the Trust's predecessor corporation, New Plan Realty Corporation, from the corporation's organization in 1961 through its reorganization into the Trust in 1972. He is a past Chairman of the National Association of Real Estate Investment Trusts. Mr. Newman is a Certified Public Accountant, and has been actively involved in real estate for over 50 years.

           Arnold Laubich, age 68, has been a trustee of the Trust since 1988 and a director of New Plan Excel since September 1998. He has been Chief Executive Officer of the Trust and New Plan Excel since September 1998. He was President and Chief Operating Officer of the Trust from 1988 to September 1998. From 1972 to 1988, Mr. Laubich was President of Dover Management Corporation, which, during that period, managed the Trust's properties. From 1961 to 1972, he served as Executive Vice President of the Trust's predecessor corporation.

           Gary B. Sabin, age 44, has been a trustee of the Trust since September 1998 and a director of Excel (now New Plan Excel) since 1989. He has served as President of the Trust since September 1998 and of Excel (now New Plan Excel) since 1989. He has served as Chairman of Investment Committee of the Trust and New Plan Excel since September 1998. He served as Chairman of the Board of Directors and Chief Executive Officer of Excel (now New Plan Excel) from 1989 to September 1998. Mr. Sabin has served as Chairman of the Board, President and Chief Executive Officer of Excel Legacy Corporation since April 1998. In addition, Mr. Sabin has served as Chief Executive Officer of various companies since his founding of Excel's predecessor corporation and its affiliates starting in 1977. He has been active in diverse aspects of the financial services industry, including the evaluation and negotiation of real estate acquisitions, management, financing and disposition.

           James M. Steuterman, age 42, has been a trustee of the Trust since 1990 and a director of New Plan Excel since September 1998. He has served as Co-Chief Operating Officer of the Trust and New Plan Excel since September 1998. He has also served as Executive Vice President of the Trust since 1994 and of New Plan Excel since September 1998. Mr. Steuterman has been associated with the Trust since 1984 as a property acquisition specialist, becoming Director of Acquisitions in 1986, a Vice President in 1988 and a Senior Vice President in 1989.

           Richard B. Muir, age 43, has served as trustee of the Trust since September 1998 and a director of Excel (now New Plan Excel) since 1989. He has served as Co-Chief Operating Officer of the Trust and New Plan Excel since September 1998. He has also served as Executive Vice President of the Trust since September 1998 and of Excel (now New Plan Excel) since 1989. He served as Secretary of Excel from 1989 to September 1998. Mr. Muir has served as director, Executive Vice President and Secretary of Excel Legacy Corporation since April 1998. Mr. Muir has served as an officer and director for various affiliates of Excel since 1978, primarily in administrative and executive capacities, including asset acquisition, financing and management.

           Dean Bernstein, age 40, has been a trustee of the Trust since 1992 and a director of New Plan Excel since September 1998. He has been Senior Vice-President -- Finance and Multifamily of the

Trust and New Plan Excel since September 1998. He served as Vice President -- Administration and Finance of the Trust from 1994 to September 1998. He served as Assistant Vice President of the Trust from 1991 to 1994. From 1988 to 1991, Mr. Bernstein was a Vice President in the Real Estate Group at Chemical Bank. Mr. Bernstein is the son-in-law of William Newman.

           Raymond H. Bottorf, age 56, has been a trustee of the Trust since 1991 and a director of New Plan Excel since September 1998. Mr. Bottorf has been the Managing Director of the New York office of the Global Property Team of ABN-AMRO Chicago Corp., an investment bank, since 1997. From 1990 to 1997, he was the President and sole director of U.S. Alpha, Inc., New York, New York, a wholly owned subsidiary of Stichting Pensioenfonds (formerly Algemeen Burgerlijk Pensioenfonds).

           Norman Gold, age 68, has been a trustee of the Trust since its organization in 1972 and a director of New Plan Excel since September 1998. He has been active in the practice of law for 44 years and a partner of the law firm of Altheimer & Gray for over 35 years. He is also a trustee of Banyan Strategic Realty Trust, which is not in any way related to or competitive with either the Trust or New Plan Excel.

           Boyd A. Lindquist, age 61, has served as a trustee of the Trust since September 1998 and a director of Excel (now New Plan Excel) since 1992. Mr. Lindquist is presently President, Chief Executive Officer and a director of Republic Bank. Prior to joining Republic Bank in July 1991, Mr. Lindquist served since prior to 1987 as President and Chief Executive Officer of the Bank of San Diego, where he was responsible for the management of the six-branch bank. Mr. Lindquist has over 30 years' experience in managing financial institutions.

           Melvin Newman, age 56, has been a trustee of the Trust since 1983 and a director of New Plan Excel since September 1998. From 1972 to 1982, he was Vice President and General Counsel of the Trust. Mr. Newman is a private investor. Mr. Newman is the brother of William Newman.

           Robert E. Parsons, Jr., age 42, has served as a trustee of the Trust since September 1998 and a director of Excel (now New Plan Excel) since 1989. He has served as a director of Excel Legacy Corporation since April 1998. Mr. Parsons is presently Executive Vice President and Chief Financial Officer of Host Marriott corporation, a company he joined in 1981. He also serves as a director and an officer of several Host Marriott subsidiaries, and as a director of Merrill Lynch Financial Corporation, a privately held real estate company.

           Bruce A. Staller, age 61, has served as a trustee of the Trust since September 1998 and a director of Excel (now New Plan Excel) since 1989. Mr. Staller served as a director of Excel's predecessor corporation from 1987 to 1989. Prior to establishing Bruce Atwater Staller, Registered Investment Advisor in 1995, Mr. Staller served from 1988 to 1995 as President and director of First Wilshire Securities Management, Inc., a privately held investment advisor. Mr. Staller is also a founder and director of the Monrovia Schools Foundation, Inc., a private tax-exempt educational foundation which provides financial support to the Monrovia Unified School District.

           John Wetzler, age 52, has been a trustee of the Trust since 1994 and a director of New Plan Excel since September 1998. Mr. Wetzler has been President of Nautica Retail U.S.A., Inc., a subsidiary of Nautica Enterprises, Inc., the international men's apparel maker and marketer, since July 1994. From December 1988 to June 1994, he was the Executive Vice President of Nautica Retail U.S.A., Inc.

           Gregory White, age 42, has been a trustee of the Trust since 1994 and a director of New Plan Excel since September 1998. Mr. White has served as Senior Vice President of Conning Asset

Management Company, an investment advisory firm, since August 1998. From 1992 to August 1998, Mr. White was a founding partner and Managing Director of Schroder Mortgage Associates in New York, New York. From 1988 to 1992, he was a Managing Director of the Salomon Brothers Inc. real estate finance department.

           John A. Wilmot, age 56, has served as a trustee of the Trust since September 1998 and a director of Excel (now New Plan Excel) since 1989. He has served as a director of Excel Legacy Corporation since April 1998. Mr. Wilmot, individually and through his wholly owned corporations, develops and manages real property, primarily in the Phoenix/Scottsdale area, and has been active in such business since prior to 1989.

           Board of Trustees Meetings

           During the Trust's fiscal year ended July 31, 1998, the Board of Trustees held four quarterly meetings, four special meetings and acted by unanimous written consent on 11 occasions.

           Board of Trustees Committees

           As of July 31, 1998, the Board of Trustees had an Audit Committee. As of that date, the Audit Committee was composed of Messrs. Gold, White, Wetzler and Bottorf. The Audit Committee recommended to the Board of Trustees the selection of the independent auditors to be employed by the Trust and reviewed generally the Trust's internal and external audits and the results thereof. The Audit Committee held two meetings during fiscal 1998. In connection with the consummation of the Merger, since September 28, 1998, the Trust has not had an Audit Committee.

           The Board of Trustees does not have a nominating committee or a compensation committee, nor does it have a committee performing the functions of a nominating committee or a compensation committee; the Trustees perform the functions of those committees. However, as of July 31, 1998, the Board of Trustees had a Special Compensation Committee, which consisted of four of the Trust's non-employee Trustees (Messrs. Bottorf, Gold, Wetzler and White). The Special Compensation Committee reviewed the compensation arrangements of Messrs. William Newman, Laubich, Steuterman and Bernstein, the Trustees who also were, as of that date, executive officers of the Trust. In connection with the consummation of the Merger, since September 28, 1998, the Trust has not had a Special Compensation Committee.

           The Board of Trustees has four Stock Option Committees. As of July 31, 1998, the Trust had three Stock Option Committees to administer the Trust's 1997 Stock Option Plan: (i) a committee consisting of Messrs. Bottorf, Gold, Wetzler and White, which administered the plan with respect to the trustees who also were, as of that date, executive officers of the Trust and, subject to the provisions of such plan, determined the terms of the options granted to such executive officers; (ii) a committee consisting of the entire Board of Trustees as of that date which administered the Plan with respect to certain designated senior officers of the Trust and, subject to the provisions of such plan, determined the terms of the options granted to such officers; and (iii) a committee consisting of Messrs. William Newman and Laubich which administered the Plan with respect to all other employees of the Trust and, subject to the provisions of such plan, selected the employees to participate in the plan and determined the terms of the options granted to participating employees. The first two Stock Option Committees discussed above acted by unanimous written consent on one occasion during the last fiscal year and the last Stock Option Committee discussed above acted by unanimous written consent on two occasions during the last fiscal year.

           As of July 31, 1998, the Trust also had a Stock Option Committee consisting of Messrs. Newman, Gold and Laubich which administered the 1991 Stock Option Plan, the Amended and Restated 1985 Incentive Stock Option Plan and the Non-Qualified Stock Option Plan of the Trust. This committee, subject to the provisions of the 1991 Stock Option Plan, selected the Trustees, officers and employees who were to participate in that plan and determined the terms of their options. This committee acted with respect to the 1991 Stock Option Plan by unanimous written consent on three occasions during the last fiscal year. This committee did not act during the last fiscal year with respect to the Amended and Restated 1985 Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.

           In connection with the consummation of the Merger, as of September 28, 1998, all outstanding options under the stock option plans of the Trust identified above, whether or not then exercisable, were assumed by New Plan Excel and now represent an option to purchase the same number of shares of New Plan Excel Common Stock, at an exercise price per share equal to the per share exercise price of the Common Shares subject to such options immediately prior to the consummation of the Merger. Each such assumed option is exercisable upon the same terms and conditions as were applicable to the related options under the stock option plans of the Trust.

           Each of the Stock Option Committees described above continues to administer the plans described above.

           Trustees' Compensation

           As of July 31, 1998, the trustees of the Trust who were not employees of the Trust each received $12,500 in annual trustee fees and $500 per meeting. In addition, the Trust reimbursed the trustees for travel expenses incurred in connection with their activities on behalf of the Trust. In connection with the consummation of the Merger, since September 28, 1998, the trustees of the Trust no longer receive any trustee or meeting fees, although they continue to receive expense reimbursements.

           EXECUTIVE OFFICERS OF THE TRUST

           As of July 31, 1998, the executive officers of the Trust and their principal occupations as of such date were as follows:

           Name & Principal Position              Age
           -------------------------              ---
William Newman..............................       72       Chairman of the Board of Trustees and Chief Executive Officer of the
  Chairman of the Board of Trustees                         Trust since its organization in 1972; President of the Trust from 1972
  and Chief Executive Officer                               to 1988; President and Chief Executive Officer of the Trust's
                                                            predecessor corporation from 1961 to 1972; a past Chairman of the
                                                            National Association of Real Estate Investment Trusts; Certified Public
                                                            Accountant and active in real estate for over 50 years.

Arnold Laubich..............................       68       President, Chief Operating Officer and trustee of the Trust since 1988;
   President, Chief Operating Officer                       President of Dover Management Corp. (which had managed the Trust's
   and Trustee                                              properties) from 1972 to 1988; Executive Vice President of the Trust's predecessor corporation from 1961 to 1972.

James M. Steuterman.........................       42       Executive Vice President of the Trust since 1994; trustee of the Trust
   Executive Vice President                                 since 1990; Senior Vice President of the Trust from 1989 to 1994; Vice
   and Trustee                                              President of the Trust from 1988 to 1989.

Dean Bernstein..............................       40       Vice President--Administration and Finance of the Trust since 1994;
   Vice President--Administration and                       trustee of the Trust since 1992; Assistant Vice President of the Trust
   Finance and Trustee                                      from 1991 to 1994; previously a Vice President in the Real Estate Group at Chemical Bank.

William Kirshenbaum.........................       62       Vice President of the Trust since 1981; Treasurer of the Trust since
   Vice President and Treasurer                             1983.

Michael I. Brown............................       56       Chief Financial Officer of the Trust since 1991; Controller of the
   Chief Financial Officer and                              Trust since 1987.
   Controller

Steven F. Siegel............................       38       General Counsel and Secretary of the Trust since 1991.
   General Counsel and Secretary

James DeCicco...............................       52       Senior Vice President--Leasing of the Trust since 1996; Vice President
   Senior Vice President--Leasing                           of the Trust since 1992; employee of the Trust since 1991.

Thomas J. Farrell...........................       41       Vice President--Acquisitions and employee of the Trust since 1994;
   Vice President--Acquisitions                             previously a Vice President at The Balcor Company, a real estate company.


                                                                 36

           In connection with the consummation of the Merger, since September 28, 1998, the executive officers of the Trust and their principal occupations have been as follows:

            Name & Principal Position             Age

 William Newman..............................      72       Chairman of the Board of Trustees of the Trust since its organization in
    Chairman of the Board of Trustees                       1972 and Chairman of the Board of Directors of New Plan Excel since
                                                            September 1998; Chief Executive Officer of the Trust from 1972 to
                                                            September 1998 and President of the Trust from 1972 to 1988; President and Chief Executive Officer of the Trust's predecessor corporation from
                                                            1961 to 1972; a past Chairman of the National Association of Real Estate
                                                            Investment Trusts; Certified Public Accountant and actively involved in real estate for over 50 years.

 Arnold Laubich..............................      68       Chief Executive Officer of the Trust and New Plan Excel since September
    Chief Executive Officer and Trustee                     1998; trustee of the Trust since 1988 and director of New Plan Excel since September 1998; President and Chief Operating Officer of the Trust
                                                            from 1988 to September 1998; President of Dover Management Corp. (which previously managed the Trust's properties) from 1972 to 1988; Executive
                                                            Vice President of the Trust's predecessor corporation from 1961 to 1972.

 Gary B. Sabin...............................     44        President of the Trust since September 1998 and of Excel (now New Plan
    President and Chairman of Investment                    Excel) since 1989; Chairman of Investment Committee of the Trust and New
    Committee                                               Plan Excel since September 1998; trustee of the Trust since September
                                                            1998 and director of Excel (now New Plan Excel) since 1989; Chairman of the Board of Directors and Chief Executive Officer of Excel from 1989 to
                                                            September 1998; Chairman of the Board, President and Chief Executive
                                                            Officer of Excel Legacy Corporation since April 1998; Chief Executive
                                                            Officer of various companies since his founding of Excel's predecessor corporation and its affiliates starting in 1977.

 James M. Steuterman.........................      42       Co-Chief Operating Officer of the Trust and New Plan Excel since
    Executive Vice President, Co-Chief                      September 1998; Executive Vice President of the Trust since 1994 and of
    Operating Officer and Trustee                           New Plan Excel since September 1998; trustee of the Trust since 1990 and director of New Plan Excel since September 1998; Senior Vice President of the Trust from 1989 to 1994 and Vice President of the Trust from 1988 to 1989.

 Richard B. Muir.............................      43       Co-Chief Operating Officer of the Trust and New Plan Excel since
    Executive Vice President, Co-Chief                      September 1998; Executive Vice President of the Trust since September
    Operating Officer and Trustee                           1998 and of Excel (now New Plan Excel) since 1989; trustee of the Trust since September 1998 and director of Excel (now New Plan Excel) since
                                                            1989; Secretary of Excel from 1989 to September 1998; director,
                                                            Executive Vice President and Secretary of Excel Legacy Corporation since
                                                            April 1998.

 David A. Lund...............................      46       Chief Financial Officer of the Trust since September 1998 and of Excel
    Chief Financial Officer                                 (now New Plan Excel) since 1994; Vice President of Excel (now New Plan
                                                            Excel) from 1988 to September 1998; Chief Financial Officer of Excel
                                                            Legacy Corporation since April 1998; officer and director of certain affiliates of Excel (now New Plan Excel) since 1993; Certified Public
                                                            Accountant.

 William Kirshenbaum.........................      62       Treasurer of the Trust since 1983 and of New Plan Excel since September
    Treasurer                                               1998; Vice President of the Trust from 1981 to September 1998.

 Dean Bernstein..............................      40       Senior Vice President--Finance and Multifamily of the Trust and New Plan
    Senior Vice President--Finance and                      Excel since September 1998; trustee of the Trust since 1992 and director
    Multifamily and Trustee                                 of New Plan Excel since September 1998; Vice


                                                                 37

                                                            President-- Administration and Finance of the Trust from 1994 to
                                                            September 1998; Assistant Vice President of the Trust from 1991 to 1994;
                                                            previously a Vice President in the Real Estate Group at Chemical Bank.

 Graham R. Bullick...........................      48       Senior Vice President--Capital Markets of the Trust since September 1998
    Senior Vice President--Capital Markets                  and Excel (now New Plan Excel) since 1991; director of Excel from 1991 to 1992; Senior Vice President--Capital Markets of Excel Legacy
                                                            Corporation since April 1998; Vice President and Chief Operations
                                                            Officer for an Arizona-based real estate investment firm from 1985 to
                                                            1991.

 Mark T. Burton..............................      38       Senior Vice President--Acquisitions of the Trust since September 1998
    Senior Vice President--Acquisitions                     and of Excel (now New Plan Excel) since 1995; Vice President of Excel from 1989 to 1995; Senior Vice President--Acquisitions of Excel Legacy
                                                            Corporation since April 1998; associated with Excel (now New Plan
                                                            Excel), its predecessor and its affiliates since 1983.

 James DeCicco...............................      52       Senior Vice President--Leasing of the Trust since 1996 and of New Plan
    Senior Vice President--Leasing                          Excel since September 1998; Vice President of the Trust from 1992 to
                                                            1996; employee of the Trust since 1991.

 Thomas J. Farrell...........................      41       Senior Vice President--Acquisitions of the Trust and of New Plan Excel
    Senior Vice President--Acquisitions                     since September 1998; Vice President--Acquisitions of the Trust from
                                                            1994 to September 1998; previously a Vice President at The Balcor
                                                            Company, a real estate company.

 S. Eric Ottesen.............................      43       Senior Vice President--Legal Affairs and Secretary of the Trust and New
    Senior Vice President--Legal Affairs                    Plan Excel since September 1998; General Counsel of Excel from 1995 to
    and Secretary                                           September 1998; Senior Vice President of Excel (now New Plan Excel) from
                                                            1995 to September 1998; Assistant Secretary of Excel from 1996 to
                                                            September 1998; Senior Vice President, General Counsel and Assistant
                                                            Secretary of Excel Legacy Corporation since April 1998; senior partner at a San Diego law firm from 1987 to 1995.

 Ronald H. Sabin.............................      48       Senior Vice President--Asset Management of the Trust since September
    Senior Vice President--Asset                            1998 and of Excel (now New Plan Excel) since 1989; Senior Vice
    Management                                              President--Asset Management of Excel Legacy Corporation since April
                                                            1998; officer or otherwise employed by affiliates of Excel since 1979.

 Steven F. Siegel............................      38       General Counsel of the Trust since 1991 and of New Plan Excel since
    Senior Vice President and General                       September 1998; Senior Vice President of the Trust and New Plan Excel
    Counsel                                                 since September 1998; Secretary of the Trust from 1991 to September
                                                            1998.


 John Visconsi...............................      54       Vice President--Leasing of the Trust since September 1998 and of Excel
    Vice President--Leasing                                 (now New Plan Excel) since 1997; Senior Vice President--Land Development of Price Enterprises, Inc. (a price club development group) from 1996 to
                                                            1997; Director of Leasing and Land Development for The Hahn Co., a real estate developer, from 1981 to 1996.


                                                                 38

ITEM 11.  EXECUTIVE COMPENSATION

           (a)    Compensation

           The following table sets forth certain information for the fiscal years ended July 31, 1998, 1997 and 1996 with respect to the cash compensation and all other compensation paid by the Trust, as well as stock options granted by the Trust, to Mr. William Newman, the Trust's Chief Executive Officer during such years, and the Trust's four most highly compensated executive officers other than the Chief Executive Officer (collectively, the "Named Officers") during such years:

                                                                                                Long-Term
                                                              Annual Compensation              Compensation            All Other
          Name & Principal Position            Year             Salary            Bonus           Options            Compensation(1)
          -------------------------            ----             ------            -----        -------------         ---------------
William Newman, CEO........................    1998            $517,115          $125,000            112,500             $4,800
                                               1997            $500,000          $125,000             37,500             $4,500
                                               1996            $430,756          $ 75,000                ___            $25,337

Arnold Laubich, President..................    1998            $517,115          $250,000            112,500             $4,800
                                               1997            $500,000          $250,000             37,500             $4,500
                                               1996            $444,085          $100,000                ___             $4,500

James M. Steuterman, Executive
Vice President ............................    1998            $319,268           $60,000            152,000             $4,800
                                               1997            $290,000           $50,000             52,000             $4,500
                                               1996            $232,693           $85,000              2,000             $4,500

Steven F. Siegel, General Counsel and
Secretary..................................    1998            $170,390           $22,500            112,500             $4,800
                                               1997            $153,898           $19,000             37,500             $4,500
                                               1996            $142,500           $48,500              5,000             $4,500

Thomas Farrell, Vice President--
Acquisitions ..............................    1998            $164,808           $30,000            112,500             $4,800
                                               1997            $137,423           $25,000             47,500             $4,500
                                               1996            $101,792           $20,000             12,500             $4,500

(1) Includes the 401(k) plan contribution for officers and the amount by which premiums exceeded the increase in cash surrender value for split dollar life insurance for the CEO. The annual premiums paid are $150,000. Excludes certain other personal benefits, the total value of which was less than the lesser of $50,000 or ten percent of the total salary and bonus paid or accrued by the Trust for services rendered by each officer during the fiscal year indicated.

           (b)    Option Grants in Last Fiscal Year

           The following table sets forth certain information with respect to options granted to the Named Officers during the fiscal year ended July 31, 1998:

                                                                                                   Potential Realizable Value at
                                                                                                    Assumed Rates of Stock Price
                                                       % of Total                                   Appreciation for Option Term
                                                    Options Granted
Exercise                                                                                            ---------------------------
                                        Options     to Employees in    Price Per       Expiration
       Name & Principal Position        Granted       Fiscal Year        Share            Date         5% (1)          10%(1)
       -------------------------        -------     ---------------    ---------       ----------     ----------     ----------
William Newman, CEO.................    112,500           7.8%          $24.125        11/24/04       $1,104,896     $2,574,878

Arnold Laubich, President...........    112,500           7.8%          $24.125        11/24/04       $1,104,896     $2,574,878

James M. Steuterman, Executive Vice
   President........................    150,000          10.3%          $24.125        11/24/04       $1,473,195     $3,433,170
                                          2,000           0.1%          $22.9375       07/31/04          $18,676        $43,522
Steven F. Siegel, General Counsel
   and Secretary....................    112,500           7.8%          $24.125        11/24/04       $1,104,896     $2,574,878

Thomas Farrell, Vice
   President--Acquisitions..........    112,500           7.8%          $24.125        11/24/04       $1,104,896     $2,574,878

----------------

(1) The 5% and 10% rates of appreciation were set by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, of the Trust's Common Shares.

         (c) Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

         The following table sets forth certain information with respect to the option exercises during the fiscal year ended July 31, 1998, and the unexercised options held as of the end of such fiscal year, by the Named Officers:

                                                                                                  Value of Unexercised in-the-Money
                                         Shares               Number of Unexercised Options at        Options at Fiscal Year-
                                        Acquired                      Fiscal Year-End                         End (1)
                                           on       Value     --------------------------------    ---------------------------------
            Name & Title                Exercise   Realized   Exercisable        Unexercisable    Exercisable         Unexercisable
            ------------                --------   --------   -----------        -------------    -----------         -------------
William Newman, CEO.................       __         __        523,750             276,250        $2,051,016            $543,516
Arnold Laubich, President...........       __         __        523,750             276,250        $2,051,016            $543,516
James M. Steuterman, Executive Vice
   President........................       __         __         40,900             206,600        $   23,119            $ 51,539
Steven F. Siegel, General Counsel
   and Secretary....................       __         __         39,350             151,650        $   39,692            $ 45,029
Thomas Farrell, Vice President--
   Acquisitions.....................       __         __         13,250             159,250        $   20,485            $ 49,204

----------
(1)      Based upon a closing price per share of $22.8125 on July 31, 1998.

         (d)      Trustees' Report on Executive Compensation

         The Board of Trustees does not have a compensation committee; thus, it is the duty of the entire Board of Trustees to review compensation plans, programs and policies and to monitor the performance and compensation of executive officers, including the Named Officers, and other key employees. The Board of Trustees does, however, have a Special Compensation Committee, consisting of four of the Trust's non-employee Trustees (Messrs. Bottorf, Gold, Wetzler and White). The Special Compensation Committee reviews the compensation arrangements of Messrs. William Newman, Laubich, Steuterman and Bernstein, the trustees who also were, as of September 25, 1998, executive officers of the Trust.

         Through September 25, 1998, the Board of Trustees has implemented compensation policies, plans and programs through which it sought to enhance the profitability of the Trust, and thus shareholder value, by aligning closely the financial interests of the Trust's senior managers with those of its shareholders. The Trust's overall objectives were to attract and retain the best possible executive talent, to motivate these executives to achieve the goals inherent in the Trust's business strategy, to link executive and shareholder interests through performance goals and equity based plans, and finally to provide a compensation package that recognizes individual contributions as well as overall business results.

         In furtherance of these goals, the Board of Trustees historically has compared the Trust to a selected group of REITs that compete in the Trust's shopping center and apartment community business, which the Board of Trustees believed represented the Trust's most direct competitors for executive talent. There were six REITs in that comparison group. Based on the relative size of the Trust in comparison with the peer group, the Board of Trustees positioned executive base salaries at competitive levels relative to the base salaries paid to executive officers of the peer group. The Trust also historically relied on Common Share options as incentive compensation.

         The Board of Trustees historically conducted a full review of the Trust's compensation program each year. This review included a comparison of the Trust's executive compensation, business performance, Common Share appreciation and total return to shareholders to the peer group. The Board of Trustees also reviewed, on an annual basis, a selection of peer REITs used for compensation analysis, because the Board of Trustees believed that the Trust's most direct competitors for executive talent were not necessarily all of the companies that would be included in a peer group established for comparing shareholder returns. The Special Compensation Committee performed the same function and analysis with respect to Messrs. William Newman, Laubich, Steuterman and Bernstein.

           The key components of the Trust's executive compensation consisted of base salary, annual bonus and Common Share options. The Board of Trustees' historical policies with respect to each of these components are discussed below. In determining compensation, the Board of Trustees historically took into account the individual's full compensation package, including insurance and other benefits, as well as the components described below. The Special Compensation Committee performed the same function and analysis with respect to Messrs. William Newman, Laubich, Steuterman and Bernstein. It should be noted that the Trust currently has a 401(k) retirement plan covering substantially all officers and employees of the Trust. The 401(k) plan permits participants to defer up to a maximum of 10% of their compensation, and the Trust may, at the discretion of the Board of Trustees, make a voluntary contribution to the plan participants. For the last 401(k) plan year (1997), the contribution by the Trust was equal to 3% of each employee's eligible compensation. For the fiscal year ended July 31, 1998, the Trust's contribution to the 401(k) retirement plan allocated to the Chief Executive Officer was $4,800.

           Base Salaries

           Base salaries for executive officers historically were determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions in the peer group. The base salaries were intended to be fixed at competitive levels relative to the base salaries paid to executive officers with comparable qualifications, experience and responsibilities at other REITs in the comparison peer group.

           Annual salary adjustments were determined by evaluating the performance of the Trust and of each executive officer, and also taking into account new responsibilities, increases in pay levels of competitors, and such other matters as the Board of Trustees and Special Compensation Committee, as applicable, deemed appropriate. The Board of Trustees and Special Compensation Committee, as applicable, also considered, where appropriate, non-financial performance achievements by the Trust and its employees.

           During the fiscal year ended July 31, 1998, Mr. William Newman, the Trust's Chief Executive Officer during the fiscal year, received a base salary of $517,115. In determining the base salary paid to Mr. William Newman, the Special Compensation Committee took into consideration his experience and stature in the real estate community, the base salaries paid to chief executive officers in the comparison peer groups, and the Trust's earnings and returns on shareholder equity.

           Annual Bonus

           All of the Trust's executive officers (including the Named Officers) historically were eligible for an annual cash bonus. In determining the amount of annual cash bonuses, if any, to be paid to executive officers, the Board of Trustees and Special Compensation Committee, as applicable, at the end of each fiscal year, reviewed the performance of the Trust and, if appropriate, the Common Shares, during such fiscal year, and non-financial performance measures such as the respective executive's performance, effort and role in promoting the long-term strategic growth of the Trust, as well as such other matters as the Board of Trustees and Special Compensation Committee, as applicable, deemed appropriate. The Trust's Chief Executive Officer during fiscal 1998, Mr. William Newman, received an annual bonus of $125,000 for the fiscal year.

           Share Options

           Under the Trust's Amended and Restated 1985 Incentive Stock Option Plan, the 1991 Stock Option Plan and the 1997 Stock Option Plan (collectively, the "Option Plans"), all of which were approved by shareholders, options to purchase Common Shares historically could be granted to the Trust's employees, including the Named Officers. The Option Plans are administered by the Stock Option Committee. Awards were based on, among other things, a review of compensation data from the peer group, information on the optionee's total compensation, the optionee's expected future contributions to the Trust's achievement of its long-term performance goals and the Trust's dependence on the optionee's efforts.

           The Trust historically believed that significant equity interests in the Trust held by management aligned their interests with those of the shareholders. Common Share options generally were granted with an exercise price equal to the market price of the Common Shares on the date of grant and vested pursuant to schedules set in the grants. Generally, options were not exercisable until at least one year from the date of grant, and thereafter were exercisable annually only as a percentage of the total number of Common Shares covered by the options. The Board of Trustees believed that the vesting schedule gave executives the incentive to create shareholder value over the long term because the full benefit of the compensation package cannot be realized unless Common Share price appreciation occurs over a number of years. In fiscal 1998, stock options to purchase 112,500 Common Shares were granted under the Option Plans to the Trust's Chief Executive Officer during the fiscal year, Mr. William Newman.

           Conclusion

           Through the policies described above, a very significant portion of the Trust's executive compensation historically was linked to individual and business performance. However, the changes of the business cycle from time to time may have resulted in an imbalance for a particular period.

           The foregoing report has been furnished as of September 25, 1998 by the Board of Trustees and the Special Compensation Committee.



                         Dean Bernstein               William Newman
                         Raymond H. Bottorf           James M. Steuterman
                         Norman Gold                  John Wetzler
                         Arnold Laubich               Gregory White
                         Melvin Newman

Share Price Performance Graph

           The following table compares the cumulative total shareholder return on the Common Shares for the period commencing August 1, 1993 through July 31, 1998 with the cumulative total return on the Standard & Poor's 500 Stock Index (the "S&P 500") and the NAREIT All REIT Total Return Index (1) (the "NAREIT Index") over the same period. Total return values for the S&P 500, the NAREIT Index and the Common Shares were calculated based on cumulative total return assuming the investment of $100 in the S&P 500, the NAREIT Index and the Common Shares on August 1, 1993, and assuming reinvestment of dividends. The shareholder return shown on the graph below is not indicative of future performance.

            [COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN GRAPHIC]


                               1993     1994     1995     1996     1997     1998
                               ----     ----     ----     ----     ----     ----
New Plan Realty Trust           100       96      105      110      125      127
NAREIT                          100      104      111      130      178      172
S&P 500                         100      105      133      155      235      281

-----------
(1) The NAREIT All REIT Total Return Index (consisting of 213 companies with a total market capitalization of approximately $148.7 billion) is maintained by the National Association of Real Estate Investment Trusts, Inc. and is published monthly based on the last closing prices of the preceding month.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      Security Ownership of 5% Holders

         The following table sets forth information regarding the beneficial ownership of Common Shares by persons known by the Trust to own beneficially more than five percent of the Common Shares outstanding as of September 23, 1998:


                                               Amount and
                                               Nature of
                                               Beneficial
          Name and Business Address            Ownership          Percent of Class
          -------------------------            ----------         ----------------
Stichting Pensioenfonds...............         4,871,900               8.1%
  Oude Lindestraat 70
  Correspondentieadres,
  postbus 2980,
  6401 DL Heerlen
  The Netherlands

         The Trust and Stichting Pensioenfonds (the "Dutch Fund") entered into a purchase agreement dated as of December 18, 1990 relating to the sale by the Trust, and the purchase by the Dutch Fund, of certain Common Shares. This purchase agreement set forth, among other things, certain ongoing rights and obligations of the Trust and the Dutch Fund in connection with the Dutch Fund's ownership of Common Shares. As a result of the consummation of the Merger, on September 28, 1998, the Trust became a wholly owned subsidiary of New Plan Excel and the Dutch Fund's Common Shares were converted into shares of New Plan Excel Common Stock.


         (b) Security Ownership of Trustees and Executive Officers

         The following table sets forth, as of September 23, 1998, certain information as to the beneficial ownership of the Common Shares, including Common Shares as to which a right to acquire beneficial ownership exists (for example, through the exercise of Common Share options) within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by (i) the trustees and nominees for election as trustees, (ii) the Named Officers and (iii) all executive officers and trustees as a group.

                                              Amount and Nature of
Name and Business Address (1)               Beneficial Ownership (2)             Percent of Class
-----------------------------               ------------------------             ----------------
William Newman......................            1,907,538 (3)                           3.15%
Arnold Laubich......................              860,267 (4)                           1.42%
James M. Steuterman.................               76,592 (5)                           (6)
Melvin Newman.......................              627,738 (7)                           1.04%
Norman Gold.........................               12,499 (8)                           (6)
Dean Bernstein......................               60,177 (9)                           (6)
Raymond H. Bottorf..................                9,000 (10)                          (6)
John Wetzler........................                9,070 (11)                          (6)
Gregory White.......................               10,000 (12)                          (6)
Steven F. Siegel....................               45,239 (13)                          (6)
Thomas J. Farrell...................               15,014 (14)                          (6)
All Executive Officers and
  Trustees as a Group
  (14 individuals)..................            3,734,468                               6.11%

----------
(1) The business address of each person is 1120 Avenue of the Americas, New York, New York 10036.

(2) Unless otherwise indicated, the person has sole voting and investment power with respect to such Common Shares.

(3) Includes 39,627 Common Shares owned by Mr. Newman's wife, 7,289 Common Shares held by Mr. Newman as custodian for his grandchildren and 64,512 Common Shares held by a family charitable foundation, as well as 523,750 Common Shares which Mr. Newman has the right to acquire upon exercise of share options. Mr. Newman disclaims any beneficial interest in the Common Shares held for his grandchildren and by the family charitable foundation.

(4) Includes 48,315 Common Shares owned by Mr. Laubich's wife, 28,273 Common Shares held jointly with his wife (as to which Common Shares Mr. Laubich shares voting and investment power), and 18,647 Common Shares held by his wife and adult daughter jointly, as well as 523,750 Common Shares which Mr. Laubich has the right to acquire upon exercise of share options. Mr. Laubich disclaims any beneficial interest in the Common Shares held jointly by his wife and daughter.

(5) Includes 1,827 Common Shares held jointly with Mr. Steuterman's wife (as to which Common Shares Mr. Steuterman shares voting and investment power), 1,181 Common Shares held by Mr. Steuterman as custodian for his children, and 42,500 Common Shares which Mr. Steuterman has the right to acquire upon exercise of share options.

(6)      Amount owned does not exceed 1% of class.

(7) Includes 23,547 Common Shares owned by Mr. Newman's wife and 64,750 Common Shares held by The Morris and Ida Newman Family Foundation (the "Foundation"), of which Mr. Newman is the trustee, as well as 4,000 Common Shares which Mr. Newman has the right to acquire upon exercise of share options. Mr. Newman disclaims any beneficial interest in the Common Shares held by the Foundation.

(8) Includes 1,200 Common Share which Mr. Gold has the right to acquire upon exercise of share options.

(9) Includes 21,341 Common Shares owned by Mr. Bernstein's wife, 1,740 Common Shares held jointly with his wife (as to which Common Shares Mr. Bernstein shares voting and investment power), and 31,500 Common Shares which Mr. Bernstein has the right to acquire upon exercise of share options.

(10) Represents 9,000 Common Shares which Mr. Bottorf has the right to acquire upon exercise of share options.

(11) Includes 608 Common Shares owned by Mr. Wetzler's wife and 235 Common Shares owned by Mr. Wetzler as custodian for his children, as well as 8,000 Common Shares which Mr. Wetzler has the right to acquire upon exercise of share options. Mr. Wetzler disclaims any beneficial interest in the Common Shares held by his children.

(12) Represents 1,000 Common Shares held jointly with Mr. White's wife (as to which Common Shares Mr. White shares voting and investment power) and 1,000 Common Shares held by Mr. White as custodian for his children, as well as 8,000 Common Shares which Mr. White has the right to acquire upon exercise of share options.

(13) Includes 39,350 Common Shares which Mr. Siegel has the right to acquire upon exercise of share options.

(14) Includes 13,250 Common Shares which Mr. Farrell has the right to acquire upon exercise of share options.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)      Transactions with Trustees and Executive Officers

         Norman Gold is a partner in the law firm of Altheimer & Gray. His firm has rendered various legal services to the Trust during the past fiscal year and is continuing to render legal services to the Trust.

         John Wetzler is the president of Nautica Retail U.S.A., Inc., affiliates of which are tenants at some of the Trust's properties.

         The following loans were made by the Trust over a number of years primarily to assist the officers in their purchase of Common Shares of the Trust. Such loans are unsecured except as specifically noted. As of July 31, 1998, Arnold Laubich, President and Chief Operating Officer and Trustee as of such date, was indebted to the Trust in the aggregate amount of $25,000 (which amount is $140,000 less than his indebtedness to the Trust as of July 31, 1997). The amount owed is represented by a demand note bearing interest at 6% per annum. As of July 31, 1998, William Kirshenbaum, Vice President and Treasurer as of such date, was indebted to the Trust in the aggregate amount of $378,398

(which amount is $58,494 less than his indebtedness to the Trust as of July 31, 1997). The amount owed is represented by (i) four demand notes in the aggregate amount of $191,398, each bearing interest at 5% per annum, (ii) two demand notes in the aggregate amount of $17,000, each bearing interest at 8.375% per annum, and (iii) a $170,000 note bearing interest at 6% per annum and due January 31, 2000 (which is collateralized by a mortgage). As of July 31, 1998, James M. Steuterman, Executive Vice President and Trustee, was indebted to the Trust in the aggregate amount of $575,505. The amount owed is represented by (i) three demand notes in the aggregate amount of $289,170, each bearing interest at 5% per annum, and (ii) two demand notes in the aggregate amount of $286,335, each bearing interest at 6% per annum. As of July 31, 1998, Dean Bernstein, Vice President--Administration and Finance and trustee, was indebted to the Trust in the aggregate amount of $95,062, represented by a demand note bearing interest at a rate of 5% per annum. As of July 31, 1998, Steven F. Siegel, General Counsel and Secretary, was indebted to the Trust in the aggregate amount of $111,881. The amount owed is represented by two demand notes, each bearing interest at 5% per annum. As of July 31, 1998, James DeCicco, Senior Vice President--Leasing as of such date, was indebted to the Trust in the aggregate amount of $145,174. The amount owed is represented by (i) two demand notes in the aggregate amount of $9,700, each bearing interest at 6% per annum, and (ii) a $135,474 note bearing interest at 8.5% per annum and due October 1, 2024 (which is collateralized by a mortgage).

         Pursuant to an agreement dated June 3, 1982, Mr. William Newman, as nominee for the Trust, purchased a cooperative apartment at 114 East 72nd Street to be used to further business purposes of the Trust for a price of $290,000. The Trust has paid assessment, taxes and all other payments with respect to the use and upkeep of the apartment, which has primarily been used by Mr. Newman. Such payments totaled approximately $27,800, $26,000 and $20,000 in fiscal 1998, 1997 and 1996, respectively. On September 24, 1998, Mr. Newman exercised his option pursuant to the June 3, 1982 agreement to purchase the apartment for the original $290,000 purchase price.

         The Trust leases an office building from Page Associates on a net lease basis for a current rent of approximately $184,000 per year (rental payments of approximately $183,000, $180,000 and $178,000 were made to Page Associates in fiscal 1998, 1997 and 1996, respectively). The Trust has leased this building from Page Associates since 1974. Page Associates is a partnership owned in equal proportions by William Newman, Melvin Newman, the estate of Joseph Newman and Arnold Laubich. The Trust subleases the office building which it leases from Page Associates and has received rent in excess of all payments made to Page Associates and other real estate expenses in each of the years it has rented the building from Page Associates.

         (b)      Compensation Committee Interlocks and Insider Participation

         The Board of Trustees does not have a Compensation Committee. Consequently, the Board of Trustees performs the functions of such committee; however, as of July 31, 1998, the Special Compensation Committee performed such function with respect to Messrs. William Newman, Laubich, Steuterman and Bernstein. It should be noted, though, that the amount of compensation paid by the Trust to its officers and the respective terms of employment of such officers for the year ended July 31, 1998 were, with the exception of the four above-mentioned individuals, determined primarily by Messrs. William Newman and Laubich, each of whom served as of such date both as a trustee and as an executive officer of the Trust. In addition, the number of options to be granted to the trustees and employees of the Trust under the terms of the Option Plans for the fiscal year ended July 31, 1998 was determined by the Option Plans' administrators as of such date, Messrs. William Newman, Laubich and Gold.

                                     PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Consolidated Financial Statements. The following documents are filed as a part of this report:

         The response to this portion of Item 14 is submitted as a separate section of this report.

         (b) Reports on Form 8-K filed during the three months ended July 31, 1998.

                  1.       Form 8-K dated May 14, 1998 containing items 5 and 7.

                  2.       Form 8-K dated May 19, 1998 containing item 5.

         (c) Exhibits. The following documents are filed as exhibits to this report:

                 *3.1 Amended and Restated Declaration of Trust of New Plan Realty Trust dated as of January 15, 1996 filed as
                           Exhibit 99.3 to the Registrant's Form 8-K dated May 24, 1996.

                   3.2 Certificate of Amendment of Amended and Restated Declaration of Trust of New Plan Realty Trust dated September 25, 1998.

                  *4.1 Specimen Certificate for Shares of Beneficial Interest filed as Exhibit 4.1 to the Registrant's Form 10-K for the fiscal year ended July 31, 1997.

                  *4.2 Certificate of Designation Supplementing the Amended and Restated Declaration of Trust of New Plan Realty Trust filed as Exhibit 4.1 to the Registrant's Form 8-K dated July 2, 1997.

                  *4.3 Deposit Agreement dated as of July 3, 1997 among New Plan Realty Trust and Bank Boston N.A. filed as
                           Exhibit 4.5 to the Registrant's Form 10-K for the fiscal year ended July 31, 1997.

                  *4.4 Specimen Certificate for 7.80% Series A Cumulative Step-Up Premium Rate Preferred Shares filed as
                           Exhibit 4.4 to the Registrant's Form 10-K for the fiscal year ended July 31, 1997.

                  *4.5 Specimen Depositary Receipt filed as Exhibit 4.5 to the Registrant's Form 10-K for the fiscal year ended July 31, 1997.

                  *9.1 Agreement dated February 26, 1979 among William Newman, Joseph Newman and Melvin Newman filed as
                           Exhibit 9 to Registration Statement No. 2--63669.

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

                 *10.1 Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of October 20, 1996 filed as
                           Exhibit 10.1 to the Registrant's Form 10-K for the fiscal year ended July 31, 1997.

                  10.2 Assignment and Assumption Agreement dated December 1, 1997 by and among New Plan Realty Trust, Bank Hapoalim B.M. and The Bank of New York.

                  10.3 Waiver and Amendment to Credit Agreement dated as of September 25, 1998 by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent.

                  10.4 Assumption and Substitution Agreement dated as of September 28, 1998 by and among New Plan Excel Realty Trust, Inc., New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent.

                  10.5 Unconditional Guaranty of Payment and Performance dated as of September 28, 1998 by and between New Plan Realty Trust and BankBoston N.A.

                 *10.6 Senior Securities Indenture between New Plan Realty Trust and The First National Bank of Boston, as Trustee, dated as of March 29, 1995 filed as Exhibit
                           4.2 to Registration Statement No. 33-60045.

                 *10.7     7.75% Senior Note Due April 6, 2005 filed as Exhibit
                           10.7 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

                 *10.8     6.8% Senior Note Due May 15, 2002 filed as Exhibit
                           10.8 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

                 *10.9 Distribution Agreement dated May 24, 1996 by and among New Plan Realty Trust, Lehman Brothers, Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Smith Barney Inc., filed as
                           Exhibit 1 to the Registrant's Form 8-K dated May 24, 1996.

                 *10.10    Form of Medium Term Note (Fixed Rate) filed as
                           Exhibit 99.1 to the Registrant's Form 8-K dated May 24, 1996.

                 *10.11    Form of Medium Term Note (Floating Rate) filed as
                           Exhibit 99.2 to the Registrant's Form 8-K dated May 24, 1996.

                 *10.12 Distribution Agreement dated December 6, 1996 by and among New Plan Realty Trust, Lehman Brothers, Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Salomon Brothers Inc. and Smith Barney Inc., filed as Exhibit 1 to the Registrant's Form 8-K dated December 12, 1996.

                 *10.13    Form of Medium Term Note (Fixed Rate) filed as
                           Exhibit 4.1 to the Registrant's Form 8-K dated December 12, 1996.

                 *10.14    Form of Medium Term Note (Floating Rate) filed as
                           Exhibit 4.2 to the Registrant's Form 8-K dated December 12, 1996.

                 *10.15 Agreement and Plan of Merger, dated May 14, 1998, as amended as of August 7, 1998, among Excel Realty Trust, Inc., ERT Merger Sub, Inc. and New Plan Realty Trust filed as Exhibit 2.1 to the Registrant's Form 8-K dated October 13, 1998.

                  12       Ratio of Earnings to Fixed Charges.

                  21       Subsidiaries of the Registrant.

                  23       Consent of PricewaterhouseCoopers LLP.

                  27(1)    Financial Data Schedule.

                  99.1 Pro Forma Financial Data of New Plan Excel Realty Trust, Inc.
----------
*Incorporated herein by reference as above indicated.

(1) Filed as exhibit to electronic filing only.


         (d) Financial Statement Schedules. The following documents are filed as a part of this report:

         The response to this portion of Item 14 is submitted as a separate section of this report.

                           ANNUAL REPORT ON FORM 10-K

                    ITEM 8 AND ITEM 14(a)(1), (a)(2) AND (d)

                    LIST OF CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                            YEAR ENDED JULY 31, 1998

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES

                               NEW YORK, NEW YORK

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


Report of Independent Auditors.............................................................F-2

Consolidated Balance Sheets as of July 31, 1998 and 1997...................................F-3

Consolidated Statements of Income for the years
  ended July 31, 1998, 1997 and 1996.......................................................F-5

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended July 31, 1998, 1997 and 1996.........................................F-6

Consolidated Statements of Cash Flows for the years
  ended July 31, 1998, 1997 and 1996.......................................................F-7

Notes to Consolidated Financial Statements.................................................F-9


Schedules

II      -      Valuation and Qualifying Accounts..........................................F-23

III     -      Real Estate and Accumulated Depreciation...................................F-24

IV      -      Mortgage Loans and Notes Receivable on Real Estate.........................F-41

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Plan Realty Trust and Subsidiaries as of July 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                         PRICEWATERHOUSECOOPERS LLP


New York, New York
September 9, 1998,
except for Note Q for which
the date is September 28, 1998

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1998 AND 1997
                                 (In Thousands)



                                                                                        1998                1997
                                                                                      ----------          ----------

ASSETS:


Real estate, at cost

     Land                                                                             $  272,176          $  232,502

     Buildings and improvements                                                        1,180,562           1,045,273
                                                                                      ----------          ----------

                                                                                       1,452,738           1,277,775


     Less accumulated depreciation and amortization                                      136,978             105,866
                                                                                      ----------          ----------

                                                                                       1,315,760           1,171,909


Cash and cash equivalents                                                                 26,284              42,781

Marketable securities                                                                      1,787               2,034

Mortgages and notes receivable                                                            13,878              23,107

Receivables

     Trade and notes, net of allowance for doubtful accounts (1998 - $7,926;
     1997 - $5,581)                                                                       14,025              12,035

     Other                                                                                 1,376               1,464

Prepaid expenses and deferred charges                                                      7,823               5,000

Other assets                                                                               3,592               2,814
                                                                                      ----------          ----------

TOTAL ASSETS                                                                          $1,384,525          $1,261,144
                                                                                      ==========          ==========



See Notes to Consolidated Financial Statements.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1998 AND 1997
                                 (In Thousands)



                                                                                         1998                1997
                                                                                      ----------          ----------
LIABILITIES:


Mortgages payable                                                                     $  114,099          $   65,573

Notes payable, net of unamortized discount
  (1998 - $1,211; 1997 - $1,366)                                                         462,789             412,634

Other liabilities                                                                         37,520              33,359

Tenants' security deposits                                                                 5,590               4,623
                                                                                      ----------          ----------

  TOTAL LIABILITIES                                                                      619,998             516,189
                                                                                      ----------          ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY

Preferred shares

  Par value $1.00, unlimited authorization; issued and outstanding (1998 and
  1997 - Series A 150,000 Cumulative Preferred Shares), $75,000
  redemption value                                                                        72,775              72,775

Shares of beneficial interest

  Without par value, unlimited authorization;
  issued and outstanding (1998 - 59,874;
  1997 - 58,934)                                                                         759,853             738,011

Less: loans receivable for purchase of
  shares of beneficial interest                                                            2,306               2,814

Add: unrealized gain on securities reported
  at fair value                                                                              813               1,057
                                                                                      ----------          ----------

                                                                                         831,135             809,029

Less distributions in excess of net income                                                66,608              64,074
                                                                                      ----------          ----------

  TOTAL SHAREHOLDERS' EQUITY                                                             764,527             744,955
                                                                                      ----------          ----------

TOTAL LIABILITIES AND SHAREHOLDER' EQUITY                                             $1,384,525          $1,261,144
                                                                                      ==========          ==========



See Notes to Consolidated Financial Statements.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996
                   (In Thousands Except For Per Share Amounts)


                                                                      1998                1997                1996
                                                                    ---------           ---------           ---------
Revenues:

  Rental income and related revenues                                $ 246,309           $ 202,093           $ 162,821

  Interest and dividend income                                          3,950               4,728               4,785
                                                                    ---------           ---------           ---------

Total revenues                                                        250,259             206,821             167,606
                                                                    ---------           ---------           ---------

Operating expenses:

  Operating costs                                                      61,417              52,584              39,531

  Real estate and other taxes                                          22,850              18,449              15,788

  Interest expense                                                     36,815              28,256              17,561

  Depreciation and amortization                                        31,622              25,006              20,004

  Provision for doubtful accounts                                       4,171               3,283               1,984
                                                                    ---------           ---------           ---------

Total operating expenses                                              156,875             127,578              94,868
                                                                    ---------           ---------           ---------

                                                                       93,384              79,243              72,738

  Administrative expenses                                               2,770               2,203               2,616
                                                                    ---------           ---------           ---------


Income Before (Loss)/Gain on

  Sale of Properties and Securities:                                   90,614              77,040              70,122


    (Loss)/gain on sale of properties and securities, net                 (41)                 (3)                399
                                                                    ---------           ---------           ---------

Net Income                                                             90,573              77,037              70,521

Preferred Dividend required                                            (5,850)               (461)                 --
                                                                    ---------           ---------           ---------

Net Income applicable to Shares of Beneficial
  Interest                                                          $  84,723           $  76,576           $  70,521
                                                                    =========           =========           =========

Net Income Per Share of Beneficial Interest

  Basic                                                             $    1.43           $    1.31           $    1.25

  Diluted                                                           $    1.42           $    1.30           $    1.25


Cash Distribution Per Share of Beneficial Interest                  $   1.475           $   1.435           $   1.395

Weighted Average Shares of Beneficial Interest Outstanding

  Basic                                                                59,365              58,461              56,484

  Diluted                                                              59,774              58,735              56,642



See Notes to Consolidated Financial Statements.

                              NEW PLAN REALTY TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Years Ended July 31, 1998, 1997 and 1996




                                                  Preferred Shares         Shares of Beneficial Interest  Notes Receivable
                                              ----------------------       ----------------------------   ----------------
                                              Issued          Amount          Issued          Amount
                                              ------          ------          ------          ------
Balance July 31, 1995                                                         53,262          $622,562       $(3,370)
Net income
Dividends paid
Dividend reinvestment                                                             738           15,126
Exercise of stock options                                                           9              165
Repayment of loans                                                                                               286
Increase during year
Issuance of preferred shares                                                    4,060           81,227
                                              --------        ---------       -------         --------      --------

Balance July 31, 1996                                                          58,069          719,080        (3,084)
Net income
Dividends paid
Dividend reinvestment                                                             750           16,475
Exercise of stock options                                                         115            2,456
Repayment of loans                                                                                               270
Increase during year
Issuance of preferred shares                       150           72,775
                                              --------        ---------       -------         --------      --------

Balance July 31, 1997                              150           72,775        58,934          738,011        (2,814)
Net income
Dividends paid
Dividend reinvestment                                                             765           18,197
Exercise of stock options                                                         175            3,645
Repayment of loans                                                                                               508
Decrease during year
                                              --------        ---------       -------         --------      --------

Balance July 31, 1998                              150          $72,775        59,874         $759,853       $(2,306)
                                               =======          =======        ======         ========      ========

                                                               Cumulative
                                               Unrealized      Distributions in          Total
                                               Gains on        Excess of Net         Shareholders'
                                               Securities      Income                    Equity
                                               ----------      ----------------      --------------
Balance July 31, 1995                            $  182               $(48,845)            $570,529
Net income                                                              70,521               70,521
Dividends paid                                                         (78,962)             (78,962)
Dividend reinvestment                                                                        15,126
Exercise of stock options                                                                       165
Repayment of loans                                                                              286
Increase during year                                461                                         461
Issuance of preferred shares                                                                 81,227
                                               --------        ---------------          -----------

Balance July 31, 1996                               643                (57,286)             659,353
Net income                                                              77,037               77,037
Dividends paid                                                         (83,825)             (83,825)
Dividend reinvestment                                                                        16,475
Exercise of stock options                                                                     2,456
Repayment of loans                                                                              270
Increase during year                                414                                         414
Issuance of preferred shares                                                                 72,775
                                               --------        ---------------          -----------

Balance July 31, 1997                             1,057                (64,074)             744,955
Net income                                                              90,573               90,573
Dividends paid                                                         (93,107)             (93,107)
Dividend reinvestment                                                                        18,197
Exercise of stock options                                                                     3,645
Repayment of loans                                                                              508
Decrease during year                               (244)                                       (244)
                                               --------        ---------------          -----------

Balance July 31, 1998                            $  813               $(66,608)            $764,527
                                                 ======             ==========             ========



See Notes to Consolidated Financial Statements

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996
                                 (In Thousands)


                                                                                   1998                1997                1996
                                                                                 ---------           ---------           ---------
OPERATING ACTIVITIES

  Net Income                                                                     $  90,573           $  77,037           $  70,521

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                                   31,622              25,006              20,004

    Loss/(Gain) on sale of properties, net                                              67                  10                (540)

    (Gain)/Loss on sale of securities, net                                             (26)                 (7)                141

    Changes in operating assets and liabilities, net:

      Change in trade and notes receivable                                          (4,335)             (2,054)             (5,776)

      Change in other receivables                                                       88                (355)                 13

      Change in allowance for doubtful accounts                                      2,345               1,604               1,054

      Change in other liabilities                                                    4,161               3,475               8,239

      Change in net sundry assets and liabilities                                   (2,988)                605                (250)
                                                                                 ---------           ---------           ---------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                        121,507             105,321              93,406
                                                                                 ---------           ---------           ---------



INVESTING ACTIVITIES

  Sales of marketable securities                                                        29                 484               4,274

  Purchases of marketable securities                                                    (1)                 (2)                 __

  Net proceeds from the sale of properties                                             (67)              3,862               3,474

  Purchases and improvement of properties                                         (123,036)           (282,607)           (186,008)

  Repayment of mortgage notes receivable, net                                        9,229                 491                 821
                                                                                 ---------           ---------           ---------

  NET CASH USED IN INVESTING ACTIVITIES                                           (113,846)           (277,772)           (177,439)
                                                                                 ---------           ---------           ---------



See Notes to Consolidated Financial Statements

                            (Continued on next page)

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996
                         (CONTINUED FROM PREVIOUS PAGE)
                                 (In Thousands)



                                                           1998               1997                 1996
                                                        ---------           ---------           ---------
FINANCING ACTIVITIES

  Distributions to shareholders of shares                 (93,107)            (83,825)            (78,962)

  Issuance of preferred shares
    pursuant to a public offering,
    net of offering costs                                      --              72,775                  --

  Issuance of shares of beneficial interest
    pursuant to dividend reinvestment plan                 18,197              16,475              15,126

  Issuance of shares of beneficial interest
    pursuant to public offering, net of
    loans receivable and offering costs                                            --              81,228

  Issuance of shares of beneficial interest
    upon exercise of stock options                          3,645               2,456                 164

  Proceeds from short-term borrowing                           --              12,000              19,500

  Repayment of short-term borrowing                            --             (31,500)                 --

  Proceeds from sale of notes                              50,000             223,144              10,000

  Principal payments on mortgages                          (3,401)               (862)            (10,898)

  Repayment of loans receivable for the
    purchase of shares of beneficial interest                 508                 269                 286
                                                        ---------           ---------           ---------

    NET CASH PROVIDED BY FINANCING ACTIVITIES             (24,158)            210,932              36,444
                                                        ---------           ---------           ---------


    (DECREASE)/INCREASE IN CASH AND
      CASH EQUIVALENTS                                    (16,497)             38,481             (47,589)


Cash and cash equivalents at beginning of year             42,781               4,300              51,889
                                                        ---------           ---------           ---------


CASH AND CASH EQUIVALENTS AT END OF YEAR                $  26,284           $  42,781           $   4,300
                                                        =========           =========           =========



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

         New Accounting Standards: During 1998, the Trust adopted the provisions of SFAS 128 and SFAS 129. SFAS 129 had no impact on the financial statements. Pursuant to SFAS 128, the Trust restated all per share data to conform with the provisions of that pronouncement (See Note I).

         During fiscal 1998, the Financial Accounting Standards Board issued (a) No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997, (b) No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997, (c) No. 132 "Employees Disclosure About Pensions and Other Postretirement Benefits" ("SFAS 132") which is effective for fiscal years beginning after December 15, 1997 and
(d) No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. Management believes that the implementation of SFAS 130, 131, 132 and 133 will not have a material impact on the Trust's financial statements.

         In addition, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for fiscal years beginning after December 15, 1998. Further, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11") and Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9").

         SOP 98-5 requires that certain costs incurred in conjunction with start-up activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred. EITF 98-9 requires that contingent revenue not be accrued until a future specified sales target is achieved.

         Management believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a significant impact on the Trust's financial statements. EITF 97-11 and 98-9 were adopted during fiscal year 1998 and did not have a material impact on the Trust's financial statements.

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

         Concentration of Credit Risk: No tenant or single property accounts for more than 5% of the Trust's revenues.

         Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The most significant assumptions and estimates relate to depreciable lives, valuation of real estate and the recoverability of mortgage notes and trade accounts receivable.

         Internal Software Costs: Any costs associated with modifying computer software for the year 2000 are expensed as incurred. Management does not believe future costs to be incurred will be material.

NOTE B - MARKETABLE SECURITIES

         The Trust has classified all investments in equity securities as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to shareholders' equity (Amounts in Thousands).


July 31,                             1998            1997
--------                           ------          ------
Amortized cost/cost basis          $  974          $  977

Unrealized holdings gains             813           1,057
                                   ------          ------

Fair value                         $1,787          $2,034
                                   ======          ======

          The net decrease in unrealized holding gains that has been included as a separate component of shareholders' equity is $244 for 1998. The weighted average method is used to determine realized gain or loss on securities sold. The market value of marketable securities is based on quoted market prices as of July 31, 1998 and 1997.

NOTE C - MORTGAGES & NOTES RECEIVABLE

         Mortgages and Notes Receivable are collateralized principally by real property and consist of the following (Amounts in Thousands):


July 31,                                                            1998             1997
                                                                 -------          -------
10% purchase money first mortgage, due August 31, 1998           $ 5,180          $ 5,180

9.38% purchase money first mortgage, due July 30, 1999             4,205            4,205

9.375% purchase money first mortgage, due July 27, 2002               --           10,350

12% leasehold mortgage, due May 1, 2008                              864              890

11.5% note, due April 30, 2004                                       212              237

8.75% purchase money first mortgage, due July 23, 1998                --              795

9% purchase money first mortgage, due July 23, 2000                  645               --

7.2% purchase money first mortgage, due May 9, 2001                  750              750

8.75% purchase money first mortgage, due July 23, 2001               700              700

10% leasehold mortgage, due May 31, 2008                           1,322               --
                                                                 -------          -------

                                                                 $13,878          $23,107
                                                                 =======          =======

NOTE D - OTHER RECEIVABLES  (Amounts in Thousands)


July 31,                                                            1998             1997
--------                                                         -------          -------

Interest and dividends                                           $   266          $   599

Notes receivable                                                      46              338

Due from officers, trustees and employees (1)                        655              497

Miscellaneous receivables                                            409               30
                                                                 -------          -------

                                                                 $ 1,376          $ 1,464
                                                                 =======          =======

(1) Amounts, which are interest bearing, are either due on demand or have scheduled maturities.

NOTE E - MORTGAGES AND CREDIT FACILITY

         Mortgages are collateralized by real property with aggregate carrying amounts of approximately $269.7 million before accumulated depreciation and amortization. As of July 31, 1998, mortgages payable bear interest at rates ranging from 3.79% to 10.75%, having a weighted average rate of 7.795% per annum and mature from 1998 to 2008.

         Scheduled principal payments during each of the next five fiscal years and thereafter are approximately as follows (Amounts in Thousands):


Year Ending July 31,           Amount
--------------------           ------
1999                          $  4,240

2000                            30,873

2001                             9,562

2002                            21,707

2003                            18,470

Thereafter                      29,247
                              --------
Total                         $114,099
                              ========



         The Trust has an unsecured revolving credit facility which provides for up to $50 million of debt through November, 1998. At July 31, 1998 there were no amounts outstanding under this facility. At the time of borrowing, the Trust can choose from three interest rate options. There are restrictive covenants that place a ceiling on total indebtedness of 50% of total capital, a ceiling on mortgage indebtedness of 40% of total capital, a ceiling on unsecured indebtedness of 100% of undepreciated real estate assets, a minimum interest coverage ratio of 2 to 1 and a minimum tangible net worth of $1,200,000,000.

         The Trust has outstanding approximately $40,000 of letters of credit as of July 31, 1998.

         Interest costs capitalized for the years ended July 31, 1998, 1997, and 1996 were approximately $12,000, $868,000, and $203,000, respectively.

NOTE F - NOTES PAYABLE

         Notes Payable consists of the following (Amounts in Thousands):


Description                                    Face Amount       Due Date                    1998              1997
-----------                                    -----------       --------                    ----              ----

7.75% Senior notes,
  effective interest rate 7.95%,
  net of unamortized discount:
  1998 - $1,019; 1997 -  $1,132                $100,000          4/6/2005                 $ 98,981         $ 98,868

6.80% Senior unsecured notes,
  effective interest rate 6.87%,
  net of unamortized
  discount:
  1998 - $192; 1997 - $234                       81,000          5/15/2002                  80,808           80,766

7.97% unsecured notes                            10,000          8/14/2026                  10,000           10,000

Variable rate unsecured notes                    49,000          8/3/1999                   49,000           49,000

Variable rate unsecured notes                    10,000          8/3/1998                   10,000           10,000

5.95% unsecured notes                            49,000          11/2/2026                  49,000           49,000

7.65% unsecured notes                            25,000          11/2/2026                  25,000           25,000

7.68% unsecured notes                            20,000          11/2/2026                  20,000           20,000

Variable rate unsecured notes                    40,000          5/15/2000                  40,000           40,000

7.35% unsecured notes                            30,000          6/15/2007                  30,000           30,000

6.9% unsecured notes                             50,000          2/15/2028                  50,000               --
                                                                                          --------         --------

Total                                                                                     $462,789         $412,634
                                                                                          ========         ========



         The Notes are uncollateralized and subordinate to mortgages payable and rank equally with debt under the revolving credit facility. Where applicable, the discount is being amortized over the life of the respective Notes using the effective interest method. Interest is payable semi-annually or quarterly and the principal is due at maturity. Among other restrictive covenants, there is a restrictive covenant that limits the amount of total indebtedness to 65% of total assets. For the year ended July 31, 1998, $387,000 of amortized discount and issuing costs were included in interest expense.

NOTE G - OTHER LIABILITIES (Amounts in Thousands)


July 31,                                                                               1998                 1997
--------                                                                               -----                ----
Accounts payable                                                                    $  3,362            $  2,096

Taxes payable                                                                         10,523               9,289

Interest payable on notes                                                              9,712               7,779

Amounts due seller of property                                                         1,952               1,467

Professional and personnel costs                                                       1,239               1,666

Accrued construction costs                                                             4,789               4,872

Acquisition costs                                                                      1,120               1,884

Other                                                                                  3,715               2,969

Deferred rent expense and rent received in advance                                     1,108               1,337
                                                                                     -------             -------

                                                                                     $37,520             $33,359
                                                                                     =======             =======


NOTE H - SHAREHOLDERS' EQUITY

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

         The Trust has the following stock option plans (the "Plans") pursuant to which the Trust has granted (and in one instance, may continue to grant) options to purchase Shares of Beneficial Interest of the Trust (the "Shares") to officers, trustees and certain key employees of the Trust: (i) the 1985 Incentive Stock Option Plan (the "1985 Plan"), (ii) the March 1991 Stock Option Plan (the "March 1991 Plan"), (iii) the Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), (iv) the 1991 Stock Option Plan (the "1991 Plan") and (v) the 1997 Stock Option Plan (the "1997 Plan"). The exercise price of a Share pursuant to each of the Plans is or was required (as the case may be) to be no less than the fair market value of a Share on the date of grant. Under the 1985 Plan and the 1991 and 1997 Plans (with the exception of certain option grants of 10,000 Shares or more, as discussed below) and the Non-Qualified Plan, options are exercisable 20% per year commencing one year from the date of grant. In the case of certain option grants of 10,000 Shares or more under the 1991 Plan, such option grants are exercisable 10% after the first anniversary of the date of grant, 25% after the second anniversary of the date of grant, 45% after the third anniversary of the date of grant, 70% after the fourth anniversary of the date of grant and 100% after the fifth anniversary of the date of grant. In the case of the March 1991 Plan, 30% of the options granted are exercisable on the third anniversary of the date of grant and, thereafter, an additional 10% of the granted options are exercisable on a yearly basis. Future option grants can be made only under the 1991 and 1997 Plans.

          The following table shows the activity and balances for each stock option plan during the fiscal years indicated.

                                                        Non-           March
                                       1985             Qualified      1991                 1991            1997
Options                                Plan             Plan           Plan                 Plan            Plan
-------                                ----             ----           ----                 ----            ----
Outstanding July 31, 1995           351,600              5,000         1,300,000           422,250


Exercised                            (5,000)                --                --            (4,000)

Canceled                               (800)                --                --           (20,500)

Granted                               3,200                 --                --            31,300
                                 ----------         ----------        ----------        ----------

Outstanding July 31, 1996           349,000              5,000         1,300,000           429,050


Exercised                           (72,700)                --                --           (42,100)

Canceled                                 --                 --                --           (26,800)

Granted                                  --                 --                --           571,750
                                 ----------         ----------        ----------        ----------

Outstanding July 31, 1997           276,300              5,000         1,300,000           931,900


Exercised                           (96,515)                --                --           (78,300)

Canceled                            (26,085)                --                --           (85,350)         (101,250)

Granted                                                     --                --            41,500         1,408,750
                                 ----------         ----------        ----------        ----------         ---------

Outstanding July 31, 1998           153,700              5,000         1,300,000           809,750         1,307,500
                                 ==========         ==========        ==========        ==========         =========



Options exercisable at July 31, 1998
------------------------------------

Average outstanding option

  price, which was the market

  price of the shares on

  the dates of grant                $ 22.43            $ 21.88           $ 18.88           $ 21.86           $ 24.13


Average price of options

  exercised during 1998             $ 20.60                 --                --           $ 21.16                --


          The Trust has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the options described above which were granted on or after August 1, 1995. Had compensation cost for these options been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, the Trust's net earnings and earnings per share of beneficial interest would have been changed to the pro forma amounts shown below.

          These pro forma adjustments to net income and net income per common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options granted during 1998, 1997 and 1996 include: (i) weighted average risk-free interest rates of 5.87%, 6.66% and 6.4%, respectively; (ii) weighted average expected option lives of 6.5 years, 6.3 years and 6.3 years, respectively; (iii) an expected volatility of 18.25%, 19.3% and 15.79%, respectively, and (iv) an expected dividend yield of 6.14%, 6.12% and 6.12%, respectively. The per share weighted average fair value at the dates of grant for options awarded during 1998, 1997 and 1996 was $2.78, $3.10 and $2.83, respectively.

                                                           Net Income Per Share of Beneficial Interest
                                    Net Income             -------------------------------------------
                                   (in thousands)                   Basic                   Diluted
Year ended July 31, 1998            $  83,904                       $1.41                     $1.41

Year ended July 31, 1997               76,465                        1.31                      1.30

Year ended July 31, 1996               70,510                        1.25                      1.25

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

NOTE I - NET INCOME PER SHARE OF BENEFICIAL INTEREST

         On January 31, 1998 the Trust adopted Financial Accounting Standard No. 128 "Earnings Per Share". All per share data has been restated to conform to the provisions of FAS 128.

         The following table sets forth the computation of average shares outstanding and basic earnings and diluted earnings per share (Amounts in Thousands, Except Per Share Amounts):

                                                               Year Ended July 31,
                                                      1998             1997            1996
                                                    --------         --------         --------
Numerators
----------
Net Income                                          $ 90,573         $ 77,037         $ 70,521
Less preferred stock dividend requirement             (5,850)            (461)              --
                                                    --------         --------         --------
Net income available to shares of beneficial
  interest                                          $ 84,723         $ 76,576         $ 70,521
                                                    ========         ========         ========

Denominators
------------
Weighted average shares outstanding for
  Basic EPS                                           59,365           58,461           56,484
Effects of Dilutive Securities - Options                 409              274              158
                                                    --------         --------         --------
Adjusted Weighted Average Shares
 Outstanding - For Diluted EPS                        59,774           58,735           56,642
                                                    ========         ========         ========
Basic EPS                                           $   1.43         $   1.31         $   1.25
Diluted EPS                                         $   1.42         $   1.30         $   1.25


NOTE J - LEASE AGREEMENTS

         The Trust has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates, an office building which it sublets and administrative office space for the Trust. These leases are accounted for as operating leases. The minimum annual rental commitments during the next five fiscal years and thereafter are approximately as follows (Amounts in Thousands):


Year Ending July 31,                          Amount
--------------------                          ------
1999                                         $ 1,093

2000                                           1,074

2001                                           1,070

2002                                           1,109

2003                                           1,140

Thereafter                                    19,237
                                             -------
Total                                        $24,723
                                             =======

         For the years ended July 31, 1998 and 1996, the lease for office space included contingent rentals for real estate tax escalations and operating expense in the amount of $10,000 and $100,000, respectively. There were no contingent rentals for the year ended July 31, 1997. In addition, ground leases provide for fixed rent escalations and renewal options.

NOTE K - RENTAL INCOME UNDER OPERATING LEASES

         Minimum future rentals to be received during the next five fiscal years and thereafter with initial or remaining noncancellable lease terms in excess of one year are approximately as follows (Amounts in Thousands):


Year Ending July 31,                        Amount
--------------------                        ------
1999                                      $128,162

2000                                       111,972

2001                                        94,189

2002                                        80,958

2003                                        67,270

Thereafter                                 372,028
                                          --------
Total                                     $854,579
                                          ========

         The above table assumes that all leases which expire are not renewed, therefore neither renewal rentals nor rentals from replacement tenants are included.

         Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume accounted for under EITF 98-9 (See Summary of Significant Accounting Policies), increases in Consumer Price Indices, common area maintenance charges and real estate tax reimbursements. Contingent rentals included in income for the years ended July 31, 1998, 1997 and 1996 amounted to approximately $34,421,000, $28,933,000 and $26,173,000, respectively.


NOTE L - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The Trust acquired 14 shopping centers and five apartment complexes during the year ended July 31, 1998. The aggregate acquisition cost of these properties included existing mortgages and $105 million in cash. In addition, the Trust completed the merger with Excel Realty Trust during September, 1998 (See Note Q). The pro forma financial information for the years ended July 31, 1998 and 1997 shown below is based on the historical statements of the Trust after giving effect to the aforementioned acquisition of 19 properties and the merger with Excel Realty Trust as if such acquisitions took place on August 1, 1997 and 1996, respectively.

         The purchase price allocations related to the Excel merger are preliminary and are subject to adjustment based on the results of the various appraisals and analyses of fair values.

         The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred had the acquisitions taken place at the dates indicated or of what may occur in the future. (Amounts in Thousands, Except Per Share Data)


Year Ended July 31,                          1998               1997
-------------------                          ----               ----
Pro forma total revenues              $   411,737        $   392,259

Pro forma net income                  $   153,857        $   141,692

Pro forma net income per share

   of beneficial interest

       Basic                          $      1.52        $      1.41

       Diluted                        $      1.49        $      1.38



NOTE M - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Amounts in Thousands, Except Per Share Data)


                                                               Earnings Per Share
                                              Net            ----------------------
Year Ended July 31,          Revenue        Income           Basic         Diluted

1998
----
First                        $59,507        $21,537          $ .34          $ .34

Second                        61,845         22,525            .36            .35

Third                         63,481         22,899            .36            .36

Fourth                        65,426         23,612            .37            .37

1997
----
First                        $47,783        $19,076          $ .33          $ .33

Second                        51,147         19,092            .33            .32

Third                         52,066         19,088            .32            .32

Fourth                        55,825         19,781            .33            .33

NOTE N - SUPPLEMENTAL CASH FLOW INFORMATION

         The Trust entered into the following non-cash investing and financing activities (Amounts in Thousands):


Year Ended July 31,                                                    1998           1997        1996
-------------------                                                    ----           ----        ----
Mortgages payable assumed in the acquisition of properties            $51,900        $17,500     $32,538

Mortgages receivable in connection with the sale of properties        $    --        $   700     $ 1,545

         State and local income taxes paid for the year ended July 31, 1998 and 1997 were $156,000 and $872,000, respectively. There were no state and local taxes paid by the Trust for fiscal 1996. Interest paid for the years ended July 31, 1998, 1997 and 1996 was $34,876,000, $24,642,000 and $17,085,000,
respectively.


NOTE O - RETIREMENT SAVINGS PLAN

         The Trust has a Retirement Savings Plan (the "Savings Plan"). Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Trust may, at the discretion of the Board of Trustees, make a voluntary contribution to the Savings Plan. For the years ended July 31, 1998, 1997 and 1996, the Trust's expense for the Savings Plan was $317,000, $250,000 and $228,000, respectively.


NOTE P - FINANCIAL INSTRUMENTS

         The estimated fair values of the Trust's financial instruments are as follows (Amounts in Thousands):


At July 31,                                                       1998      1997
-----------                                                       ----      ----
                                                                                                          Corre-
                                                       Carrying        Fair      Carrying       Fair      sponding
                                                        Amounts        Value     Amounts        Value     Footnote
                                                        -------        -----     -------        -----     --------
Assets:

  Cash and cash equivalents                             $ 26,284     $ 26,284    $ 42,781     $ 42,781       A

  Marketable securities                                    1,787        1,787       2,034        2,034       B

  Mortgages and notes receivable                          13,875       14,100      23,107       24,200       C

  Other receivables                                        1,376        1,376       1,464        1,464       D


Liabilities:

  Mortgages payable                                      114,099      115,700      65,573       67,500       E

  Notes payable                                          462,789      501,800     412,634      429,200       F

  Other liabilities                                       37,520       37,520      35,359       35,359       G

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable:

         Cash and cash equivalents and other receivables and payables: The carrying amount approximates fair value because of the short maturity of those instruments.

         Marketable securities: Fair value is based on quoted market prices.

         Mortgages and Notes receivable: The fair value is estimated based on discounting the future cash flows at a year-end risk adjusted lending rate that the Trust would utilize for loans of similar risk and duration.

         Mortgages payable and Notes payable: The fair value is estimated based on discounting future cash flows at a year-end adjusted borrowing rate which reflects the risks associated with mortgages and notes of similar risk and duration.



NOTE Q - SUBSEQUENT EVENTS

         Subsequent to July 31, 1998 the Trust purchased an apartment complex containing 278 units and a single tenant retail property containing approximately 34,000 gross leasable square feet. The properties are located in North Carolina and Pennsylvania. The aggregate purchase price for such properties was approximately $14.2 million.

         On August 11, 1998 the Trustees declared a cash distribution to shareholders of record of the shares of beneficial interest as of September 1, 1998 in the amount of $.375 per share (approximately $22.5 million) payable on September 11, 1998.

         On August 11, 1998 the Trustees declared a cash distribution to shareholders of record of the Series A Cumulative Preferred Shares as of September 1, 1998 in the amount of $9.75 per share ($.975 per depositary share, approximately $1.5 million) payable on September 15, 1998.

         On September 25, 1998, New Plan Realty Trust, a Massachusetts business trust (the "Trust"), Excel Realty Trust, Inc., a Maryland corporation ("Excel"), and ERT Merger Sub, Inc., a Maryland corporation and a wholly-owned subsidiary of Excel ("Sub"), voted to accept an Agreement and Plan of Merger dated as of May 14, 1998, as amended as of August 7, 1998, providing for the merger of the Sub with and into the Trust and the Trust surviving as a wholly-owned subsidiary of Excel. Subsequently Excel declared a 20% stock dividend and then issued one share of Excel for each of the Trust's outstanding shares of beneficial interest. Immediately following the consummation of the merger, Excel, which was renamed New Plan Excel Realty Trust, Inc. ("New Plan Excel"), had approximately 88 million common shares outstanding. Holders of the Trust's shares upon consummation of the merger hold approximately 65% of the outstanding common stock of New Plan Excel. The Board of Directors of New Plan Excel consists of the nine (9) current members of the Trust's Board and six (6) members currently on Excel's Board. The dividend policy of New Plan Excel for the first year following the merger is $1.60 per share with anticipated minimum increases of $0.0025 per share per quarter until the current quarterly dividend (expressed as an annual rate) is $1.67 per share.

         Holders of the Trust's Series A Cumulative Step Up Premium Rate Preferred Shares received an equal amount of Excel's Series D Cumulative Voting Step Up Premium Rate Preferred Stock ("Excel Series D Preferred Stock") with substantially identical terms, except that holders of the Excel Series D Preferred Stock will have the right to vote with the holders of the common stock of New Plan Excel on all matters and for two additional directors of New Plan Excel if the distributions on the Excel Series D Preferred Stock are in arrears for six or more quarterly periods.

         The merger will, for financial accounting purposes, be accounted for as an acquisition of Excel by New Plan using the purchase method of accounting. The transaction was completed on September 28, 1998.

         Subsequent to July 31, 1998, the Trust drew down the entire $50 million from its $50 million unsecured line of credit with The Bank of New York, Bank Hapoalim B.M. and Fleet National Bank.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in Thousands)
                                   SCHEDULE II


                                             Additions
                                             ---------
                         Balance at   Charged to    Credited                     Balance
                         Beginning    Costs and     to Other                     at End
Description              of Period    Expenses      Revenues      Deductions     of Period
-----------              ---------    --------      --------      ----------     ---------

Year Ended
July 31, 1998
-------------

Allowance for
doubtful accounts        $ 5,581      $ 4,171       --            $ 1,826(1)     $ 7,926

Year Ended
July 31, 1997
-------------

Allowance for
doubtful accounts        $ 3,977      $ 3,283       --            $ 1,679(1)     $ 5,581

Year Ended
July 31, 1996
-------------

Allowance for
doubtful accounts        $ 2,923      $ 1,967       --            $   913(1)     $ 3,976



(1) Trade receivables charged to the reserve.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998



COLUMN A                     COLUMN B           COLUMN C              COLUMN D
---------                    --------    -----------------------  -----------------
                                                                   Cost Capitalized
                                                                   Subsequent to
                                         Initial Cost to Company   Acquisition
                                         -----------------------   ----------------





                                                        Building &
Description                Encumbrance      Land      Improvements   Improvements
-----------                -----------     -------    -------------  ------------

Apartments

**************************

BRECKENRIDGE APARTMENTS                     604,487     2,411,462       211,564
  BIRMINGHAM AL

COURTS AT WILDWOOD                        1,119,320     4,477,301       351,854
  BIRMINGHAM AL

DEVONSHIRE PLACE                          1,245,728     4,982,914     1,184,826
  BIRMINGHAM AL

THE CLUB APARTMENTS         6,145,000     1,709,558     6,838,233       350,580
  BIRMINGHAM AL

HILLCREST APARTMENTS        1,252,632       251,734     3,325,604        25,855
  MOBILE AL

KNOLLWOOD APARTMENTS        6,147,218     4,352,001    16,926,403        28,449
  MOBILE AL

TS                          4,625,000     1,971,014     7,897,056       138,225
  MOBILE AL

MAISON IMPERIAL APTS        1,750,000       672,368     2,702,471        55,389
  MOBILE AL

PLANTATION APARTMENTS       1,000,000       410,866     1,653,465        26,803
  MOBILE AL

MAYFAIR APARTMENTS                          240,000       962,217       490,342
  DOVER DE

RODNEY APARTMENTS                           769,188     1,612,614     1,272,052
  DOVER DE

CHARTER PT. APARTMENTS      5,373,859     1,501,146     9,049,327        17,437
  ALTAMONTE SPRINGS FL

LAKE PARK APARTMENTS                        833,000     1,822,039     2,650,479
  LAKE PARK FL



COLUMN A                                   COLUMN E                  COLUMN F    COLUMN G
---------                   ------------------------------------  ------------  ----------

                            Gross Amount at Which Carried at the
                            Close of the Period
                            ------------------------------------





                                       Building &                 Accumulated     Date of
Description                 Land     Improvements      Total(1)   Depreciation  Construction
-----------               --------   ------------   ------------  ------------  ------------

Apartments

*************************

BRECKENRIDGE APARTMENTS    604,487     2,623,026     3,227,513       447,169      1979
  BIRMINGHAM AL

COURTS AT WILDWOOD       1,119,320     4,829,155     5,948,475       652,608      1969
  BIRMINGHAM AL

DEVONSHIRE PLACE         1,245,728     6,167,740     7,413,468     1,029,021      1971
  BIRMINGHAM AL

THE CLUB APARTMENTS      1,709,558     7,188,813     8,898,371       599,178    1969-1974
  BIRMINGHAM AL

HILLCREST APARTMENTS       251,734     3,351,459     3,603,193        88,244       1977
  MOBILE AL

KNOLLWOOD APARTMENTS     4,352,001    16,954,852    21,306,853       482,144    1978-1982
  MOBILE AL

TS                       1,971,014     8,035,281    10,006,295       399,180    1963,71-73
  MOBILE AL

MAISON IMPERIAL APTS       672,368     2,757,860     3,430,228       139,584    1969-1973
  MOBILE AL

PLANTATION APARTMENTS      410,866     1,680,268     2,091,134        88,716       1977
  MOBILE AL

MAYFAIR APARTMENTS         240,000     1,452,559     1,692,559       749,911       1971
  DOVER DE

RODNEY APARTMENTS          769,188     2,884,666     3,653,854     2,326,928    1963-1965
  DOVER DE

CHARTER PT. APARTMENTS   1,501,146     9,066,764    10,567,910        66,946       1973
  ALTAMONTE SPRINGS FL

LAKE PARK APARTMENTS       833,000     4,472,518     5,305,518     2,417,266       1965
  LAKE PARK FL


COLUMN A                  COLUMN H    COLUMN I
---------                 --------    --------







                                      Life on Which
                                      Depreciated
                             Date     in Latest
Description                Acquired   Income Stmt.
-----------                --------   -------------

Apartments

*************************

BRECKENRIDGE APARTMENTS      Feb 92    40 Years
  BIRMINGHAM AL

COURTS AT WILDWOOD           Jul 93    40 Years
  BIRMINGHAM AL

DEVONSHIRE PLACE             Feb 92    40 Years
  BIRMINGHAM AL

THE CLUB APARTMENTS          May 95    40 Years
  BIRMINGHAM AL

HILLCREST APARTMENTS         Jun 97    40 Years
  MOBILE AL

KNOLLWOOD APARTMENTS         May 97    40 Years
  MOBILE AL

TS                           Jul 96    40 Years
  MOBILE AL

MAISON IMPERIAL APTS         Jul 96    40 Years
  MOBILE AL

PLANTATION APARTMENTS        Jul 96    40 Years
  MOBILE AL

MAYFAIR APARTMENTS           Jan 81    40 Years
  DOVER DE

RODNEY APARTMENTS            Jan 69    40 Years
  DOVER DE

CHARTER PT. APARTMENTS       Apr 98    40 Years
  ALTAMONTE SPRINGS FL

LAKE PARK APARTMENTS         Feb 76    40 Years
  LAKE PARK FL

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998



COLUMN A                     COLUMN B           COLUMN C              COLUMN D
---------                    --------    -----------------------  -----------------
                                                                   Cost Capitalized
                                                                   Subsequent to
                                         Initial Cost to Company   Acquisition
                                         -----------------------   ----------------





                                                        Building &
Description                Encumbrance      Land      Improvements   Improvements
-----------                -----------     -------    -------------  ------------

Apartments

**************************

CAMBRIDGE APARTMENTS                          878,593     3,514,373        72,464
  ATHENS GA

TARA APARTMENTS               3,434,946     1,192,545     4,792,179       103,605
  ATHENS GA

REGENCY CLUB APARTMENTS                     1,179,910     4,719,639       201,407
  EVANSVILLE IN

FOREST HILLS APARTMENTS                       714,761     8,197,499        54,908
 INDIANAPOLIS IN

HAWTHORNE HEIGHTS APTS                      1,669,304     6,698,215       248,741
 INDIANAPOLIS IN

JAMESTOWN APARTMENTS                          518,646     2,075,236       721,454
 LEXINGTON KY

SADDLEBROOK APARTMENTS                      1,939,164     7,756,655       389,580
 LEXINGTON KY

CHARLESTOWN @                               1,306,230     5,231,914       345,503
DOUGLASS HILLS
 LOUISVILLE KY

LA FONTENAY APARTMENTS                      1,176,550     4,706,200       809,838
 LOUISVILLE KY

POPLAR LEVEL APARTMENTS                       284,793     1,139,174       108,346
 LOUISVILLE KY

RIVERCHASE APARTMENTS                         807,302     3,229,206        63,025
 NEWPORT KY

FORESTWOOD APARTMENTS                       2,070,811     8,283,242       127,884
 BATON ROUGE LA

SHERWOOD ACRES APARTMENTS                   3,906,900    15,627,597       100,352
 BATON ROUGE LA


COLUMN A                                      COLUMN E                  COLUMN F    COLUMN G    COLUMN H    COLUMN I
---------                      ------------------------------------  ------------  ----------   --------    --------

                               Gross Amount at Which Carried at the
                               Close of the Period
                               ------------------------------------



                                                                                                            Life on Which
                                                                                                            Depreciated
                                          Building &                 Accumulated     Date of       Date     in Latest
Description                    Land     Improvements      Total(1)   Depreciation  Construction  Acquired   Income Stmt.
-----------                  --------   ------------   ------------  ------------  ------------  --------   -------------

Apartments

**************************

CAMBRIDGE APARTMENTS            878,593     3,586,837     4,465,430       204,009    1972,1982    May 96    40 Years
  ATHENS GA

TARA APARTMENTS               1,192,545     4,895,784     6,088,329       266,884      1970       Jun 96    40 Years
  ATHENS GA

REGENCY CLUB APARTMENTS       1,179,910     4,921,046     6,100,956       221,172      1980       Sep 96    40 Years
  EVANSVILLE IN

FOREST HILLS APARTMENTS         714,761     8,252,407     8,967,168       163,617      1974       Oct 97    40 Years
 INDIANAPOLIS IN

HAWTHORNE HEIGHTS APTS        1,669,304     6,946,956     8,616,260       371,847      1965       Jun 96    40 Years
 INDIANAPOLIS IN

JAMESTOWN APARTMENTS            518,646     2,796,690     3,315,336       638,656      1967       Sep 91    40 Years
 LEXINGTON KY

SADDLEBROOK APARTMENTS        1,939,164     8,146,235    10,085,399       705,474      1969       May 95    40 Years
 LEXINGTON KY

CHARLESTOWN @                 1,306,230     5,577,417     6,883,647       712,704      1974       Sep 93    40 Years
DOUGLASS HILLS
 LOUISVILLE KY

LA FONTENAY APARTMENTS        1,176,550     5,516,038     6,692,588       890,671      1970       Jul 92    40 Years
 LOUISVILLE KY

POPLAR LEVEL APARTMENTS         284,793     1,247,520     1,532,313       250,136      1974       Jan 91    40 Years
 LOUISVILLE KY

RIVERCHASE APARTMENTS           807,302     3,292,231     4,099,533       152,358      1968       Aug 96    40 Years
 NEWPORT KY

FORESTWOOD APARTMENTS         2,070,811     8,411,126     0,481,937       349,477      1985       Oct 96    40 Years
 BATON ROUGE LA

SHERWOOD ACRES APARTMENTS     3,906,900    15,727,949     9,634,849       677,990    1978-1979    Oct 96    40 Years
 BATON ROUGE LA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998



COLUMN A                     COLUMN B           COLUMN C              COLUMN D
---------                    --------    -----------------------  -----------------
                                                                   Cost Capitalized
                                                                   Subsequent to
                                         Initial Cost to Company   Acquisition
                                         -----------------------   ----------------





                                                        Building &
Description                Encumbrance      Land      Improvements   Improvements
-----------                -----------     -------    -------------  ------------

Apartments

**************************

WILLOW BEND LAKE APARTMENTS               2,930,484    11,721,937        76,028
   BATON ROUGE LA

DEERHORN VILLAGE APARTMENTS               1,292,778     5,171,112       288,935
   KANSAS CITY MO

CARDINAL WOODS APARTMENTS                 1,435,783     5,726,132        33,295
  CARY NC

MEADOW EAST APARTMENTS                       86,407     1,467,282       496,433
  POTSDAM NY

MOHAWK GARDEN APARTMENTS                    163,235     1,135,660     1,678,762
  ROME NY

NORTHGATE APARTMENTS        7,600,561     1,513,498     9,297,201
 COLUMBUS OH

SPRING CREEK APARTMENTS                   1,455,271     9,082,352        52,091
 COLUMBUS OH

ARLINGTON VILLAGE                         1,065,284     4,269,138       158,123
APARTMENTS
 FAIRBORN OH

CHESTERFIELD APARTMENTS                     179,109     1,449,156       367,781
 MAUMEE OH

EASTGREEN ON COMMONS        6,075,476     1,142,888     7,648,557        23,801
APARTMENTS
 REYNOLDSBURG OH

GOLDCREST APARTMENTS                      1,133,355     4,533,416        77,724
 SHARONVILLE OH

CAMBRIDGE PARK APTS                       1,223,582     4,894,326        92,123
 UNION TWP-CINN OH

GOVERNOUR'S PLACE                           626,807     2,507,226       106,187
APARTMENTS
 HARRISBURG PA


COLUMN A                                      COLUMN E                  COLUMN F    COLUMN G    COLUMN H    COLUMN I
---------                      ------------------------------------  ------------  ----------   --------    --------

                               Gross Amount at Which Carried at the
                               Close of the Period
                               ------------------------------------



                                                                                                            Life on Which
                                                                                                            Depreciated
                                          Building &                 Accumulated     Date of       Date     in Latest
Description                    Land     Improvements      Total(1)   Depreciation  Construction  Acquired   Income Stmt.
-----------                  --------   ------------   ------------  ------------  ------------  --------   -------------

Apartments

**************************

WILLOW BEND LAKE APARTMENTS 2,930,484    11,797,965    14,728,449       484,561         1986    Oct 96    40 Years
   BATON ROUGE LA

DEERHORN VILLAGE APARTMENTS 1,292,778     5,460,047     6,752,825       436,193         1974    Jul 95    40 Years
   KANSAS CITY MO

CARDINAL WOODS APARTMENTS   1,435,783     5,759,427     7,195,210       126,292         1978    Aug 97    40 Years
  CARY NC

MEADOW EAST APARTMENTS         86,407     1,963,715     2,050,122       731,727    1964-1971    Sep 83    40 Years
  POTSDAM NY

MOHAWK GARDEN APARTMENTS      163,235     2,814,422     2,977,657     1,219,879         1947    Nov 85    40 Years
  ROME NY

NORTHGATE APARTMENTS        1,513,498     9,297,201    10,810,699        58,108         1970    Jul 98    40 Years
 COLUMBUS OH

SPRING CREEK APARTMENTS     1,455,271     9,134,443    10,589,714       239,417         1985    Jun 97    40 Years
 COLUMBUS OH

ARLINGTON VILLAGE           1,065,284     4,427,261     5,492,545       452,049         1966    Aug 94    40 Years
APARTMENTS
 FAIRBORN OH

CHESTERFIELD APARTMENTS       179,109     1,816,937     1,996,046       336,028    1979-1984    Feb 91    40 Years
 MAUMEE OH

EASTGREEN ON COMMONS        1,142,888     7,672,358     8,815,246        89,830    1971,1982    Jan 98    40 Years
APARTMENTS
 REYNOLDSBURG OH

GOLDCREST APARTMENTS        1,133,355     4,611,140     5,744,495       210,758         1968    Aug 96    40 Years
 SHARONVILLE OH

CAMBRIDGE PARK APTS         1,223,582     4,986,449     6,210,031       229,912         1973    Aug 96    40 Years
 UNION TWP-CINN OH

GOVERNOUR'S PLACE             626,807     2,613,413     3,240,220       219,724         1974    Apr 95    40 Years
APARTMENTS
 HARRISBURG PA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998



COLUMN A                     COLUMN B           COLUMN C              COLUMN D
---------                    --------    -----------------------  -----------------
                                                                   Cost Capitalized
                                                                   Subsequent to
                                         Initial Cost to Company   Acquisition
                                         -----------------------   ----------------





                                                        Building &
Description                Encumbrance      Land      Improvements   Improvements
-----------                -----------     -------    -------------  ------------

Apartments

**************************

HARBOUR LANDING APARTMENTS                  1,141,954     4,567,815       146,395
  COLUMBIA SC

SEDGEFIELD APARTMENTS                       1,550,734     6,211,936       231,178
  FLORENCE SC

TURTLE CREEK APARTMENTS                       984,565     3,954,261        50,303
  GREENVILLE SC

HICKORY LAKE APARTMENTS                     1,369,251     5,483,004       758,285
  ANTIOCH TN

COURTS @ WATERFORD PLACE      9,600,000     2,745,404    10,982,373       168,766
  CHATTANOOGA TN

ASHFORD PLACE APARTMENTS                    1,150,270     4,611,080       631,019
  CLARKSVILLE TN

CEDAR VILLAGE APARTMENTS                      806,355     3,230,420       123,756
  CLARKSVILLE TN

PADDOCK PLACE APARTMENTS                    1,358,400     5,437,602        85,393
  CLARKSVILLE TN

THE PINES APARTMENTS                          918,769     3,679,074       114,819
  CLARKSVILLE TN

LANDMARK ESTATES                              476,624     1,906,284        89,241
APARTMENTS
  EAST RIDGE TN

MILLER CREST APARTMENTS                       747,155     3,025,619        69,084
  JOHNSON CITY TN

CEDAR BLUFF APARTMENTS                      1,312,383     5,269,532        87,328
  KNOXVILLE TN

COUNTRY PLACE APARTMENTS                    1,896,828     7,587,313        97,521
  NASHVILLE TN



COLUMN A                                     COLUMN E                  COLUMN F    COLUMN G    COLUMN H    COLUMN I
---------                     ------------------------------------  ------------  ----------   --------    --------

                              Gross Amount at Which Carried at the
                              Close of the Period
                              ------------------------------------



                                                                                                           Life on Which
                                                                                                           Depreciated
                                         Building &                 Accumulated     Date of       Date     in Latest
Description                   Land     Improvements      Total(1)   Depreciation  Construction  Acquired   Income Stmt.
-----------                 --------   ------------   ------------  ------------  ------------  --------   -------------

Apartments

**************************

HARBOUR LANDING APARTMENTS   1,141,954     4,714,210     5,856,164       354,188          1974    Sep 95    40 Years
  COLUMBIA SC

SEDGEFIELD APARTMENTS        1,550,734     6,443,114     7,993,848       673,188    1972,74,79    Jul 94    40 Years
  FLORENCE SC

TURTLE CREEK APARTMENTS        984,565     4,004,564     4,989,129       216,688       1976       Jun 96    40 Years
  GREENVILLE SC

HICKORY LAKE APARTMENTS      1,369,251     6,241,289     7,610,540       774,150       1974       Dec 93    40 Years
  ANTIOCH TN

COURTS @ WATERFORD PLACE     2,745,404    11,151,139    13,896,543       459,186     1988,89      Dec 96    40 Years
  CHATTANOOGA TN

ASHFORD PLACE APARTMENTS     1,150,270     5,242,099     6,392,369       673,452    1972-1974     Oct 93    40 Years
  CLARKSVILLE TN

CEDAR VILLAGE APARTMENTS       806,355     3,354,176     4,160,531       349,428       1982       Jul 94    40 Years
  CLARKSVILLE TN

PADDOCK PLACE APARTMENTS     1,358,400     5,522,995     6,881,395       561,890       1989       Jul 94    40 Years
  CLARKSVILLE TN

THE PINES APARTMENTS           918,769     3,793,893     4,712,662       393,198       1986       Jul 94    40 Years
  CLARKSVILLE TN

LANDMARK ESTATES               476,624     1,995,525     2,472,149        94,406       1971       Aug 96    40 Years
APARTMENTS
  EAST RIDGE TN

MILLER CREST APARTMENTS        747,155     3,094,703     3,841,858       168,372       1973       Jun 96    40 Years
  JOHNSON CITY TN

CEDAR BLUFF APARTMENTS       1,312,383     5,356,860     6,669,243       299,497       1980       May 96    40 Years
  KNOXVILLE TN

COUNTRY PLACE APARTMENTS     1,896,828     7,684,834     9,581,662       447,411       1979       Apr 96    40 Years
  NASHVILLE TN


                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998




COLUMN A                     COLUMN B           COLUMN C              COLUMN D
---------                    --------    -----------------------  -----------------
                                                                   Cost Capitalized
                                                                   Subsequent to
                                         Initial Cost to Company   Acquisition
                                         -----------------------   ----------------





                                                        Building &
Description                Encumbrance      Land      Improvements   Improvements
-----------                -----------     -------    -------------  ------------

Apartments

**************************
WOODBRIDGE APARTMENTS                       1,594,214     6,376,854        88,123
  NASHVILLE TN


Factory Outlets
**************************
FACTORY MERCHANTS BARSTOW     9,577,791     5,730,337    22,936,349    12,941,013
  BARSTOW CA

ST AUGUSTINE OUTLET CENTER       55,716     4,488,742    14,426,139    10,139,135
  ST AUGUSTINE FL

FACTORY MERCHANTS BRANSON                      17,669    22,312,120    11,777,940
  BRANSON MO

FACTORY OUTLET VILLAGE                      6,978,714    27,259,675     7,538,916
OSAGE BEACH
  OSAGE BEACH MO

SIX FLAGS FACTORY OUTLET                      889,214       147,452    22,942,336
  JACKSON NJ

FACTORY MERCHANTS                             411,023     1,644,017     1,004,759
FT CHISWELL
  MAX MEADOWS VA


Miscellaneous
**************************
PIZZA HUT - PAD                                40,065       225,958
  GREENVILLE NC

HARDEES - PAD                                               400,000
  HANOVER PA

PIZZA HUT - PAD                                             427,500
  HARRISONBURG VA


COLUMN A                                     COLUMN E                  COLUMN F    COLUMN G    COLUMN H    COLUMN I
---------                     ------------------------------------  ------------  ----------   --------    --------

                              Gross Amount at Which Carried at the
                              Close of the Period
                              ------------------------------------



                                                                                                           Life on Which
                                                                                                           Depreciated
                                         Building &                 Accumulated     Date of       Date     in Latest
Description                   Land     Improvements      Total(1)   Depreciation  Construction  Acquired   Income Stmt.
-----------                 --------   ------------   ------------  ------------  ------------  --------   -------------

Apartments

**************************
WOODBRIDGE APARTMENTS        1,594,214     6,464,977     8,059,191       296,054      1980        Aug 96    40 Years
  NASHVILLE TN


Factory Outlets
**************************
FACTORY MERCHANTS BARSTOW    5,730,337    35,877,362    41,607,699     4,340,567      1989        Nov 93    40 Years
  BARSTOW CA

ST AUGUSTINE OUTLET CENTER   4,488,742    24,565,274    29,054,016     4,026,008      1991        Mar 92    40 Years
  ST AUGUSTINE FL

FACTORY MERCHANTS BRANSON       17,669    34,090,060    34,107,729     3,987,908      1988        Nov 93    40 Years
  BRANSON MO

FACTORY OUTLET VILLAGE       6,978,714    34,798,591    41,777,305     4,857,237      1987        Jan 93    40 Years
OSAGE BEACH
  OSAGE BEACH MO

SIX FLAGS FACTORY OUTLET       889,214    23,089,788    23,979,002       738,180      1997        Apr 97    40 Years
  JACKSON NJ

FACTORY MERCHANTS              411,023     2,648,776     3,059,799       901,677      1989        Nov 93    40 Years
FT CHISWELL
  MAX MEADOWS VA


Miscellaneous
**************************
PIZZA HUT - PAD                 40,065       225,958       266,023        90,362      1973        May 86    35 Years
  GREENVILLE NC

HARDEES - PAD                                400,000       400,000        10,417      1971        Jul 97    35 Years
  HANOVER PA

PIZZA HUT - PAD                              427,500       427,500        24,429      1969        Jul 96    35 Years
  HARRISONBURG VA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998



COLUMN A                     COLUMN B           COLUMN C              COLUMN D
---------                    --------    -----------------------  -----------------
                                                                   Cost Capitalized
                                                                   Subsequent to
                                         Initial Cost to Company   Acquisition
                                         -----------------------   ----------------





                                                        Building &
Description                Encumbrance      Land      Improvements   Improvements
-----------                -----------     -------    -------------  ------------


Office Building
**************************
INSTITUTE FOR DEFENSE
ANALYSIS                                                 1,389,460
  PRINCETON NJ

Shopping Centers
**************************
CLOVERDALE VILLAGE                           634,152     2,536,606         7,304
  FLORENCE AL

DOVERAMA @ RODNEY VILLAGE                     50,755       311,781
  DOVER DE

RODNEY VILLAGE                             1,202,551     2,082,918     2,295,395
  DOVER DE

REGENCY PARK SHOPPING CENTER               3,888,425    15,553,501        36,703
  JACKSONVILLE FL

SOUTHGATE SHOPPING CENTER                  4,253,341     3,981,290         1,950
  NEW PORT RICHIE FL

PRESIDENTIAL PLAZA                         1,312,956     2,456,917       113,551
  NORTH LAUDERDALE FL

PRESIDENTIAL PLAZA WEST                      437,485       812,473         3,377
  NORTH LAUDERDALE FL

COLONIAL MARKETPLACE         4,171,327     2,524,647     3,504,446
  ORLANDO FL

RIVERWOOD SHOPPING CENTER                  2,243,023     1,500,580         8,960
  PORT ORANGE FL

SEMINOLE PLAZA                             2,128,480     2,215,356
  SEMINOLE FL

RUTLAND PLAZA                              1,443,294     5,773,175        88,646
  ST PETERSBURG FL


COLUMN A                                     COLUMN E                  COLUMN F    COLUMN G    COLUMN H    COLUMN I
---------                     ------------------------------------  ------------  ----------   --------    --------

                              Gross Amount at Which Carried at the
                              Close of the Period
                              ------------------------------------



                                                                                                           Life on Which
                                                                                                           Depreciated
                                         Building &                 Accumulated     Date of       Date     in Latest
Description                   Land     Improvements      Total(1)   Depreciation  Construction  Acquired   Income Stmt.
-----------                 --------   ------------   ------------  ------------  ------------  --------   -------------


Office Building
**************************
INSTITUTE FOR DEFENSE
ANALYSIS                                  1,389,460     1,389,460       693,669         1982    May 74    35 Years
  PRINCETON NJ

Shopping Centers
**************************
CLOVERDALE VILLAGE            634,152     2,543,910     3,178,062       241,734         1986    Oct 94    40 Years
  FLORENCE AL

DOVERAMA @ RODNEY VILLAGE      50,755       311,781       362,536        75,700         1969    Oct 88    40 Years
  DOVER DE

RODNEY VILLAGE              1,202,551     4,378,313     5,580,864     3,237,674         1959    Jan 69    40 Years
  DOVER DE

REGENCY PARK SHOPPING CENTER 3,888,425    15,590,204    19,478,629       411,152         1985    Jun 97    40 Years
  JACKSONVILLE FL

SOUTHGATE SHOPPING CENTER   4,253,341     3,983,240     8,236,581        78,998         1966    Aug 97    40 Years
  NEW PORT RICHIE FL

PRESIDENTIAL PLAZA          1,312,956     2,570,468     3,883,424        82,651         1977    Apr 97    40 Years
  NORTH LAUDERDALE FL

PRESIDENTIAL PLAZA WEST       437,485       815,850     1,253,335        26,370         1977    Apr 97    40 Years
  NORTH LAUDERDALE FL

COLONIAL MARKETPLACE        2,524,647     3,504,446     6,029,093        25,553    1979,86      Apr 98    40 Years
  ORLANDO FL

RIVERWOOD SHOPPING CENTER   2,243,023     1,509,540     3,752,563        32,791    1984,1996    Sep 97    40 Years
  PORT ORANGE FL

SEMINOLE PLAZA              2,128,480     2,215,356     4,343,836        13,846         1964    Jun 98    40 Years
  SEMINOLE FL

RUTLAND PLAZA               1,443,294     5,861,821     7,305,115       249,846         1964    Nov 96    40 Years
  ST PETERSBURG FL

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998



COLUMN A                     COLUMN B           COLUMN C              COLUMN D
---------                    --------    -----------------------  -----------------
                                                                   Cost Capitalized
                                                                   Subsequent to
                                         Initial Cost to Company   Acquisition
                                         -----------------------   ----------------





                                                        Building &
Description                Encumbrance      Land      Improvements   Improvements
-----------                -----------     -------    -------------  ------------


Shopping Centers
************************

ALBANY PLAZA                               696,447       2,799,786      122,783
  ALBANY GA

SOUTHGATE PLAZA - ALBANY                   231,517         970,811      102,591
  ALBANY GA

EASTGATE PLAZA - AMERICUS                  221,637       1,036,331      103,054
  AMERICUS GA

PERLIS PLAZA                               774,966       5,301,644      561,117
  AMERICUS GA

ROGERS PLAZA                               291,014         688,590      110,593
  ASHBURN GA

SWEETWATER VILLAGE                         707,938       2,831,750       13,405
  AUSTELL GA

CEDAR PLAZA                                928,302       3,713,207       49,995
  CEDARTOWN GA

CEDARTOWN SHOPPING CENTER                  745,006       3,266,424       84,289
  CEDARTOWN GA

CORDELE SQUARE                             864,335       3,457,337      399,943
  CORDELE GA

MR B'S                                     166,047         154,140        7,880
  CORDELE GA

SOUTHGATE PLAZA - CORDELE                  202,682         958,998       74,318
  CORDELE GA

HABERSHAM VILLAGE                        1,301,643       4,340,422      725,184
  CORNELIA GA

MIDWAY VILLAGE
SHOPPING CENTER                          1,553,580       2,887,506       31,108
  DOUGLASVILLE GA


COLUMN A                                    COLUMN E                  COLUMN F    COLUMN G    COLUMN H    COLUMN I
---------                    ------------------------------------  ------------  ----------   --------    --------

                             Gross Amount at Which Carried at the
                             Close of the Period
                             ------------------------------------



                                                                                                          Life on Which
                                                                                                          Depreciated
                                        Building &                 Accumulated     Date of       Date     in Latest
Description                  Land     Improvements      Total(1)   Depreciation  Construction  Acquired   Income Stmt.
-----------                --------   ------------   ------------  ------------  ------------  --------   -------------


Shopping Centers
************************

ALBANY PLAZA               696,447       2,922,569    3,619,016      304,353          1968       May 94    40 Years
  ALBANY GA

SOUTHGATE PLAZA - ALBANY   231,517       1,073,402    1,304,919      198,323          1969       Jul 90    40 Years
  ALBANY GA

EASTGATE PLAZA - AMERICUS  221,637       1,139,385    1,361,022      211,408          1980       Jul 90    40 Years
  AMERICUS GA

PERLIS PLAZA               774,966       5,862,761    6,637,727    1,174,057          1972       Jul 90    40 Years
  AMERICUS GA

ROGERS PLAZA               291,014         799,183    1,090,197      177,894          1974       Jul 90    40 Years
  ASHBURN GA

SWEETWATER VILLAGE         707,938       2,845,155    3,553,093      269,237          1985       Oct 94    40 Years
  AUSTELL GA

CEDAR PLAZA                928,302       3,763,202    4,691,504      355,948          1994       Oct 94    40 Years
  CEDARTOWN GA

CEDARTOWN SHOPPING CENTER  745,006       3,350,713    4,095,719      300,530          1989       Jan 95    40 Years
  CEDARTOWN GA

CORDELE SQUARE             864,335       3,857,280    4,721,615      791,121          1968       Jul 90    40 Years
  CORDELE GA

MR B'S                     166,047         162,020      328,067       32,548          1968       Jul 90    40 Years
  CORDELE GA

SOUTHGATE PLAZA - CORDELE  202,682       1,033,316    1,235,998      196,630          1969       Jul 90    40 Years
  CORDELE GA

HABERSHAM VILLAGE        1,301,643       5,065,606    6,367,249       31,598          1985       May 92    40 Years
  CORNELIA GA

MIDWAY VILLAGE
SHOPPING CENTER          1,553,580       2,918,614    4,472,194       81,590          1989       May 97    40 Years
  DOUGLASVILLE GA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998




COLUMN A                     COLUMN B           COLUMN C              COLUMN D
---------                    --------    -----------------------  -----------------
                                                                   Cost Capitalized
                                                                   Subsequent to
                                         Initial Cost to Company   Acquisition
                                         -----------------------   ----------------





                                                        Building &
Description                Encumbrance      Land      Improvements   Improvements
-----------                -----------     -------    -------------  ------------


Shopping Centers
**************************

WESTGATE - DUBLIN                           699,174     5,834,809       141,238
  DUBLIN GA

NEW CHASTAIN CORNERS
SHOPPING CENTER                           2,457,446     5,741,641        37,736
  MARIETTA GA

VILLAGE AT SOUTHLAKE                      1,754,798     3,056,077
  MORROW GA

CREEKWOOD SHOPPING CENTER                 1,160,203     3,482,609            (1)
  REX GA

EISENHOWER SQUARE
SHOPPING CENTER                           1,029,500     4,117,700        80,445
  SAVANNAH GA

VICTORY SQUARE                            1,206,181     4,824,725       117,844
  SAVANNAH GA

TIFT-TOWN                                   271,444     1,325,238       271,359
  TIFTON GA

WESTGATE - TIFTON                           156,269       304,704           963
  TIFTON GA

HAYMARKET MALL                            1,230,252     5,031,799       119,315
  DES MOINES IA

HAYMARKET SQUARE                          2,056,172     8,224,688       373,934
  DES MOINES IA

SOUTHFIELD PLAZA
SHOPPING CENTER                           3,188,496     3,897,167     2,164,858
  BRIDGEVIEW IL

WESTRIDGE COURT
SHOPPING CENTER                           9,815,696    39,261,783       363,493
  NAPERVILLE IL

TINLEY PARK PLAZA                         2,607,702    10,430,808       266,686
  TINLEY PARK IL


COLUMN A                                     COLUMN E                  COLUMN F    COLUMN G    COLUMN H    COLUMN I
---------                     ------------------------------------  ------------  ----------   --------    --------

                              Gross Amount at Which Carried at the
                              Close of the Period
                              ------------------------------------



                                                                                                           Life on Which
                                                                                                           Depreciated
                                         Building &                 Accumulated     Date of       Date     in Latest
Description                   Land     Improvements      Total(1)   Depreciation  Construction  Acquired   Income Stmt.
-----------                 --------   ------------   ------------  ------------  ------------  --------   -------------


Shopping Centers
**************************

WESTGATE - DUBLIN             699,174     5,976,047     6,675,221     1,185,069         1974    Jul 90    40 Years
  DUBLIN GA

NEW CHASTAIN CORNERS
SHOPPING CENTER             2,457,446     5,779,377     8,236,823       149,371         1990    Jul 97    40 Years
  MARIETTA GA

VILLAGE AT SOUTHLAKE        1,754,798     3,056,077     4,810,875        22,284         1983    Apr 98    40 Years
  MORROW GA

CREEKWOOD SHOPPING CENTER   1,160,203     3,482,608     4,642,811        97,865         1990    May 97    40 Years
  REX GA

EISENHOWER SQUARE
SHOPPING CENTER             1,029,500     4,198,145     5,227,645       109,996         1985    Jul 97    40 Years
  SAVANNAH GA

VICTORY SQUARE              1,206,181     4,942,569     6,148,750       742,729         1986    Jul 92    40 Years
  SAVANNAH GA

TIFT-TOWN                     271,444     1,596,597     1,868,041       300,592         1965    Jul 90    40 Years
  TIFTON GA

WESTGATE - TIFTON             156,269       305,667       461,936        61,303         1980    Jul 90    40 Years
  TIFTON GA

HAYMARKET MALL              1,230,252     5,151,114     6,381,366       406,404    1968-1979    May 95    40 Years
  DES MOINES IA

HAYMARKET SQUARE            2,056,172     8,598,622    10,654,794       682,356    1971-1979    May 95    40 Years
  DES MOINES IA

SOUTHFIELD PLAZA
SHOPPING CENTER             3,188,496     6,062,025     9,250,521       258,889      1958,72    Dec 96    40 Years
  BRIDGEVIEW IL

WESTRIDGE COURT
SHOPPING CENTER             9,815,696    39,625,276     9,440,972     1,032,619         1990    Jul 97    40 Years
  NAPERVILLE IL

TINLEY PARK PLAZA           2,607,702    10,697,494    13,305,196       792,934         1973    Sep 95    40 Years
  TINLEY PARK IL

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998



COLUMN A                     COLUMN B           COLUMN C              COLUMN D
---------                    --------    -----------------------  -----------------
                                                                   Cost Capitalized
                                                                   Subsequent to
                                         Initial Cost to Company   Acquisition
                                         -----------------------   ----------------





                                                        Building &
Description                Encumbrance      Land      Improvements   Improvements
-----------                -----------     -------    -------------  ------------



Shopping Centers
**************************

COLUMBUS CENTER                             1,196,269     3,608,315     2,491,668
  COLUMBUS IN

JASPER MANOR                                1,319,937     7,110,063        18,588
  JASPER IN

TOWN FAIR SHOPPING CENTER                   1,104,876     3,759,503        10,437
  PRINCETON IN

WABASH CROSSING                             1,614,878     6,470,511        27,744
  WABASH IN

JACKSON VILLAGE                               284,815     3,115,586       589,956
  JACKSON KY

J*TOWN CENTER                               1,331,074     4,121,997       616,521
  JEFFERSONTOWN KY

NEW LOUISA PLAZA                              469,014     1,998,752       161,683
  LOUISA KY

PICCADILLY SQUARE                             355,000     1,588,409       323,428
  LOUISVILLE KY

EASTGATE SHOPPING CENTER                    1,945,679     7,792,717       703,838
 MIDDLETOWN KY

LIBERTY PLAZA                               2,075,809     8,303,237       160,652
  RANDALLSTOWN MD

SHOPPING CENTER - SALISBURY                   312,650     1,833,330        86,550
  SALISBURY MD

MAPLE VILLAGE
SHOPPING CENTER                             1,625,580     6,514,322     1,336,221
  ANN ARBOR MI

FARMINGTON CROSSROADS                       1,092,200     4,368,800        62,479
  FARMINGTON MI


COLUMN A                                     COLUMN E                  COLUMN F    COLUMN G    COLUMN H    COLUMN I
---------                     ------------------------------------  ------------  ----------   --------    --------

                              Gross Amount at Which Carried at the
                              Close of the Period
                              ------------------------------------



                                                                                                           Life on Which
                                                                                                           Depreciated
                                         Building &                 Accumulated     Date of       Date     in Latest
Description                   Land     Improvements      Total(1)   Depreciation  Construction  Acquired   Income Stmt.
-----------                 --------   ------------   ------------  ------------  ------------  --------   -------------



Shopping Centers
**************************

COLUMBUS CENTER              1,196,269     6,099,983     7,296,252     1,655,146       1964       Dec 88    40 Years
  COLUMBUS IN

JASPER MANOR                 1,319,937     7,128,651     8,448,588     1,152,463       1990       Feb 92    40 Years
  JASPER IN

TOWN FAIR SHOPPING CENTER    1,104,876     3,769,940     4,874,816       513,236       1991       Feb 93    40 Years
  PRINCETON IN

WABASH CROSSING              1,614,878     6,498,255     8,113,133       751,676       1988       Dec 93    40 Years
  WABASH IN

JACKSON VILLAGE                284,815     3,705,542     3,990,357       813,761       1983       Dec 88    40 Years
  JACKSON KY

J*TOWN CENTER                1,331,074     4,738,518     6,069,592     1,152,789       1959       Oct 88    40 Years
  JEFFERSONTOWN KY

NEW LOUISA PLAZA               469,014     2,160,435     2,629,449       688,335       1978       Feb 88    40 Years
  LOUISA KY

PICCADILLY SQUARE              355,000     1,911,837     2,266,837       447,214       1973       Apr 89    40 Years
  LOUISVILLE KY

EASTGATE SHOPPING CENTER     1,945,679     8,496,555    10,442,234     1,014,613       1987       Nov 93    40 Years
 MIDDLETOWN KY

LIBERTY PLAZA                2,075,809     8,463,889    10,539,698       684,623       1962       May 95    40 Years
  RANDALLSTOWN MD

SHOPPING CENTER - SALISBURY    312,650     1,919,880     2,232,530       654,286       1973       May 86    35 Years
  SALISBURY MD

MAPLE VILLAGE
SHOPPING CENTER              1,625,580     7,850,543     9,476,123       707,290       1965       Oct 94    40 Years
  ANN ARBOR MI

FARMINGTON CROSSROADS        1,092,200     4,431,279     5,523,479       283,860       1986       Dec 95    40 Years
  FARMINGTON MI

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998




COLUMN A                     COLUMN B           COLUMN C              COLUMN D
---------                    --------    -----------------------  -----------------
                                                                   Cost Capitalized
                                                                   Subsequent to
                                         Initial Cost to Company   Acquisition
                                         -----------------------   ----------------





                                                        Building &
Description                Encumbrance      Land      Improvements   Improvements
-----------                -----------     -------    -------------  ------------




Shopping Centers
**************************

DELTA CENTER                               2,405,200     9,620,800       122,447
  LANSING MI

HAMPTON VILLAGE CENTRE      19,089,566     8,638,500    34,541,500       198,445
  ROCHESTER HILLS MI

FASHION CORNERS                            2,244,800     8,799,200         9,900
  SAGINAW MI

HALL ROAD CROSSING                         2,595,500    10,382,000       229,950
  SHELBY MI

SOUTHFIELD PLAZA                           2,052,995     8,211,980        20,404
  SOUTHFIELD MI

DELCO PLAZA                                1,277,504     5,109,367        46,815
  STERLING HEIGHTS MI

WASHTENAW FOUNTAIN PLAZA                   1,530,281     6,121,123       287,614
  YPSILANTI MI

SHOPPING CENTER - GOLDSBORO                  181,998     1,014,432        55,222
  GOLDSBORO NC

SHOPPING CENTER - WILSON                     315,000     1,780,370        71,456
  WILSON NC

LAUREL SQUARE                              3,261,701     9,283,302       604,786
  BRICKTOWN NJ

HAMILTON PLAZA                             1,124,415     4,513,658       218,285
  HAMILTON NJ

BENNETTS MILLS PLAZA                       1,794,122     6,399,888        68,222
  JACKSON NJ

MIDDLETOWN PLAZA                           1,204,829     1,479,487     3,634,941
  MIDDLETOWN NJ


COLUMN A                                     COLUMN E                  COLUMN F    COLUMN G    COLUMN H    COLUMN I
---------                     ------------------------------------  ------------  ----------   --------    --------

                              Gross Amount at Which Carried at the
                              Close of the Period
                              ------------------------------------



                                                                                                           Life on Which
                                                                                                           Depreciated
                                         Building &                 Accumulated     Date of       Date     in Latest
Description                   Land     Improvements      Total(1)   Depreciation  Construction  Acquired   Income Stmt.
-----------                 --------   ------------   ------------  ------------  ------------  --------   -------------




Shopping Centers
**************************

DELTA CENTER                2,405,200     9,743,247    12,148,447       623,713       1985    Dec 95    40 Years
  LANSING MI

HAMPTON VILLAGE CENTRE      8,638,500    34,739,945    43,378,445     2,220,440       1990    Dec 95    40 Years
  ROCHESTER HILLS MI

FASHION CORNERS             2,244,800     8,809,100    11,053,900       562,888       1986    Dec 95    40 Years
  SAGINAW MI

HALL ROAD CROSSING          2,595,500    10,611,950    13,207,450       690,256       1985    Dec 95    40 Years
  SHELBY MI

SOUTHFIELD PLAZA            2,052,995     8,232,384    10,285,379        77,742    1969-70    Feb 98    40 Years
  SOUTHFIELD MI

DELCO PLAZA                 1,277,504     5,156,182     6,433,686       208,876    1970,73    Nov 96    40 Years
  STERLING HEIGHTS MI

WASHTENAW FOUNTAIN PLAZA    1,530,281     6,408,737     7,939,018       984,296       1989    Oct 92    40 Years
  YPSILANTI MI

SHOPPING CENTER - GOLDSBORO   181,998     1,069,654     1,251,652       361,052       1973    May 86    35 Years
  GOLDSBORO NC

SHOPPING CENTER - WILSON      315,000     1,851,826     2,166,826       631,227       1973    May 86    35 Years
  WILSON NC

LAUREL SQUARE               3,261,701     9,888,088    13,149,789     1,534,876       1973    Jul 92    40 Years
  BRICKTOWN NJ

HAMILTON PLAZA              1,124,415     4,731,943     5,856,358       518,015       1972    May 94    40 Years
  HAMILTON NJ

BENNETTS MILLS PLAZA        1,794,122     6,468,110     8,262,232       623,522       1988    Sep 94    40 Years
  JACKSON NJ

MIDDLETOWN PLAZA            1,204,829     5,114,428     6,319,257     1,907,719       1972    Jan 75    40 Years
  MIDDLETOWN NJ

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998




COLUMN A                   COLUMN B           COLUMN C              COLUMN D
---------                  --------    -----------------------  -----------------
                                                                 Cost Capitalized
                                                                 Subsequent to
                                       Initial Cost to Company   Acquisition
                                       -----------------------   ----------------





                                                      Building &
Description              Encumbrance      Land      Improvements   Improvements
-----------              -----------     -------    -------------  ------------

Shopping Centers
***********************

TINTON FALLS PLAZA                     1,884,325     6,308,392        41,275
  TINTON FALLS NJ

RENAISSANCE CENTER EAST                2,543,856    10,175,427       185,340
  LAS VEGAS NV

UNIVERSITY MALL                          115,079     1,009,902       801,101
  CANTON NY

CORTLANDVILLE                            236,846     1,439,000       430,013
  CORTLAND NY

KMART PLAZA                              942,257     3,769,027       246,904
  DEWITT NY

D & F PLAZA                              730,512     2,156,542     1,245,703
  DUNKIRK NY

SHOPPING CENTER - ELMIRA                 110,116       891,205
  ELMIRA NY

PYRAMID MALL                           2,175,221     8,700,884       130,112
  GENEVA NY

SHOPPING CENTER -
GLOVERSVILLE                             139,429       524,517       104,564
  GLOVERSVILLE NY

MCKINLEY PLAZA                         1,246,680     4,986,720        93,023
  HAMBURG NY

CAYUGA PLAZA                           1,397,708     5,591,832       504,127
  ITHACA NY

SHOPS @ SENECA MALL                    1,545,838     6,183,353       584,685
  LIVERPOOL NY

TRANSIT ROAD PLAZA                       424,634     1,698,537       330,069
  LOCKPORT NY




COLUMN A                                      COLUMN E                  COLUMN F    COLUMN G    COLUMN H    COLUMN I
---------                      ------------------------------------  ------------  ----------   --------    --------

                               Gross Amount at Which Carried at the
                               Close of the Period
                               ------------------------------------



                                                                                                            Life on Which
                                                                                                            Depreciated
                                          Building &                 Accumulated     Date of       Date     in Latest
Description                    Land     Improvements      Total(1)   Depreciation  Construction  Acquired   Income Stmt.
-----------                  --------   ------------   ------------  ------------  ------------  --------   -------------

Shopping Centers
**************************

TINTON FALLS PLAZA         1,884,325     6,349,667     8,233,992        72,686          1953        Jan 98    40 Years
  TINTON FALLS NJ

RENAISSANCE CENTER EAST    2,543,856    10,360,767    12,904,623       468,255          1981        Oct 96    40 Years
  LAS VEGAS NV

UNIVERSITY MALL              115,079     1,811,003     1,926,082       953,606          1967        Jan 76    40 Years
  CANTON NY

CORTLANDVILLE                236,846     1,869,013     2,105,859       465,674          1984        Aug 87    35 Years
  CORTLAND NY

KMART PLAZA                  942,257     4,015,931     4,958,188       487,018          1970        Aug 93    40 Years
  DEWITT NY

D & F PLAZA                  730,512     3,402,245     4,132,757     1,043,021          1967        Jan 86    40 Years
  DUNKIRK NY

SHOPPING CENTER - ELMIRA     110,116       891,205     1,001,321       210,733          1976        Feb 89    40 Years
  ELMIRA NY

PYRAMID MALL               2,175,221     8,830,996    11,006,217     1,094,327          1973        Aug 93    40 Years
  GENEVA NY

SHOPPING CENTER -
GLOVERSVILLE                 139,429       629,081       768,510       147,535          1974        Dec 88    40 Years
  GLOVERSVILLE NY

MCKINLEY PLAZA             1,246,680     5,079,743     6,326,423       838,142          1991        Jun 92    40 Years
  HAMBURG NY

CAYUGA PLAZA               1,397,708     6,095,959     7,493,667     1,388,461          1969        May 89    40 Years
  ITHACA NY

SHOPS @ SENECA MALL        1,545,838     6,768,038     8,313,876       804,360          1971        Aug 93    40 Years
  LIVERPOOL NY

TRANSIT ROAD PLAZA           424,634     2,028,606     2,453,240       237,853          1971        Aug 93    40 Years
  LOCKPORT NY

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998



COLUMN A                     COLUMN B           COLUMN C              COLUMN D
---------                    --------    -----------------------  -----------------
                                                                   Cost Capitalized
                                                                   Subsequent to
                                         Initial Cost to Company   Acquisition
                                         -----------------------   ----------------





                                                        Building &
Description                Encumbrance      Land      Improvements   Improvements
-----------                -----------     -------    -------------  ------------

 Shopping Centers
**************************

SHOPPING CENTER - MARCY                    400,000     2,231,817        94,207
  MARCY NY

WALLKILL PLAZA                           2,445,200     8,580,800       148,852
  MIDDLETOWN NY

MONROE SHOPRITE PLAZA                    1,026,477     8,642,364        70,606
  MONROE NY

ROCKLAND PLAZA                           3,990,842     3,570,410     5,244,968
  NANUET NY

SOUTH PLAZA                                508,013     1,051,638     1,583,556
  NORWICH NY

WESTGATE PLAZA - ONEONTA                   142,821     1,192,103       261,650
  ONEONTA NY

OSWEGO PLAZA                               250,000     1,168,027     2,544,798
  OSWEGO NY

MOHAWK ACRES                               241,606     1,268,890     1,537,271
  ROME NY

MONTGOMERY WARD                             93,341       483,405       231,437
  ROME NY

PRICE CHOPPER PLAZA                        933,792     3,735,170
  ROME NY

WESTGATE MANOR PLAZA - ROME                211,711       391,982       790,519
  ROME NY

NORTHLAND                                   16,182       255,557       823,737
  WATERTOWN NY

HARBOR PLAZA                               388,997     1,456,108       253,099
  ASHTABULA OH


COLUMN A                                      COLUMN E                  COLUMN F    COLUMN G    COLUMN H    COLUMN I
---------                      ------------------------------------  ------------  ----------   --------    --------

                               Gross Amount at Which Carried at the
                               Close of the Period
                               ------------------------------------



                                                                                                            Life on Which
                                                                                                            Depreciated
                                          Building &                 Accumulated     Date of       Date     in Latest
Description                    Land     Improvements      Total(1)   Depreciation  Construction  Acquired   Income Stmt.
-----------                  --------   ------------   ------------  ------------  ------------  --------   -------------

 Shopping Centers
**************************

SHOPPING CENTER - MARCY      400,000     2,326,024     2,726,024       811,560        1971        May 86    35 Years
  MARCY NY

WALLKILL PLAZA             2,445,200     8,729,652    11,174,852       555,587        1986        Dec 95    40 Years
  MIDDLETOWN NY

MONROE SHOPRITE PLAZA      1,026,477     8,712,970     9,739,447       171,736        1972        Aug 97    40 Years
  MONROE NY

ROCKLAND PLAZA             3,990,842     8,815,378    12,806,220     3,447,765        1963        Jan 83    40 Years
  NANUET NY

SOUTH PLAZA                  508,013     2,635,194     3,143,207     1,082,582        1967        Apr 83    40 Years
  NORWICH NY

WESTGATE PLAZA - ONEONTA     142,821     1,453,753     1,596,574       566,351        1967        Jan 84    40 Years
  ONEONTA NY

OSWEGO PLAZA                 250,000     3,712,825     3,962,825     1,400,581        1966        Jan 77    40 Years
  OSWEGO NY

MOHAWK ACRES                 241,606     2,806,161     3,047,767       906,679        1965        Feb 84    40 Years
  ROME NY

MONTGOMERY WARD               93,341       714,842       808,183       270,990        1965        Jan 84    40 Years
  ROME NY

PRICE CHOPPER PLAZA          933,792     3,735,170     4,668,962       463,344        1988        Aug 93    40 Years
  ROME NY

WESTGATE MANOR PLAZA - ROME  211,711     1,182,501     1,394,212       275,046        1961        Jan 86    40 Years
  ROME NY

NORTHLAND                     16,182     1,079,294     1,095,476       331,476        1962        Jan 73    40 Years
  WATERTOWN NY

HARBOR PLAZA                 388,997     1,709,207     2,098,204       335,491        1988        Feb 91    40 Years
  ASHTABULA OH

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998




COLUMN A                     COLUMN B           COLUMN C              COLUMN D
---------                    --------    -----------------------  -----------------
                                                                   Cost Capitalized
                                                                   Subsequent to
                                         Initial Cost to Company   Acquisition
                                         -----------------------   ----------------





                                                        Building &
Description                Encumbrance      Land      Improvements   Improvements
-----------                -----------     -------    -------------  ------------


Shopping Centers
**************************

BELPRE PLAZA                                              2,066,121       140,189
  BELPRE OH

SOUTHWOOD PLAZA                               707,073     1,537,519       856,497
  BOWLING GREEN OH

BRENTWOOD PLAZA                             2,050,969     8,222,875       524,143
  CINCINNATI OH

DELHI SHOPPING CENTER                       2,300,029     9,218,117         9,985
  CINCINNATI OH

WESTERN VILLAGE
SHOPPING CNTR                               1,321,484     5,300,935       117,335
  CINCINNATI OH

CROWN POINT SHOPPING CNTR     7,870,225     2,881,681     7,958,319
  COLUMBUS OH

SOUTH TOWNE CENTRE                          4,737,368     9,636,943     1,550,056
  DAYTON OH

HERITAGE SQUARE                             1,749,182     7,011,927        59,707
  DOVER OH

MIDWAY CROSSING                             1,944,200     7,776,800       123,075
  ELYRIA OH

FAIRFIELD MALL                              1,287,649     1,685,919       101,962
  FAIRFIELD OH

SILVER BRIDGE PLAZA                           919,022     3,197,673     1,490,228
  GALLIPOLIS OH

SHOPPING CENTER - GENOA                        96,001     1,016,349
  GENOA OH

PARKWAY PLAZA                                 950,667     2,069,921       448,155
  MAUMEE OH



COLUMN A                                      COLUMN E                  COLUMN F    COLUMN G    COLUMN H    COLUMN I
---------                      ------------------------------------  ------------  ----------   --------    --------

                               Gross Amount at Which Carried at the
                               Close of the Period
                               ------------------------------------



                                                                                                            Life on Which
                                                                                                            Depreciated
                                          Building &                 Accumulated     Date of       Date     in Latest
Description                    Land     Improvements      Total(1)   Depreciation  Construction  Acquired   Income Stmt.
-----------                  --------   ------------   ------------  ------------  ------------  --------   -------------


Shopping Centers
**************************

BELPRE PLAZA                                2,206,310     2,206,310       583,209      1969        Jun 88    40 Years
  BELPRE OH

SOUTHWOOD PLAZA                 707,073     2,394,016     3,101,089       712,715      1961        May 90    40 Years
  BOWLING GREEN OH

BRENTWOOD PLAZA               2,050,969     8,747,018    10,797,987       892,799      1957        May 94    40 Years
  CINCINNATI OH

DELHI SHOPPING CENTER         2,300,029     9,228,102    11,528,131       490,533    1973,85,87    May 96    40 Years
  CINCINNATI OH

WESTERN VILLAGE
SHOPPING CNTR                 1,321,484     5,418,270     6,739,754       567,937      1960        May 94    40 Years
  CINCINNATI OH

CROWN POINT SHOPPING CNTR     2,881,681     7,958,319    10,840,000        49,739    1980-85,97    Jul 98    40 Years
  COLUMBUS OH

SOUTH TOWNE CENTRE            4,737,368    11,186,999    15,924,367     1,900,897      1972        Mar 92    40 Years
  DAYTON OH

HERITAGE SQUARE               1,749,182     7,071,634     8,820,816       911,345      1959        Aug 93    40 Years
  DOVER OH

MIDWAY CROSSING               1,944,200     7,899,875     9,844,075       498,379      1986        Dec 95    40 Years
  ELYRIA OH

FAIRFIELD MALL                1,287,649     1,787,881     3,075,530       372,052      1978        May 90    40 Years
  FAIRFIELD OH

SILVER BRIDGE PLAZA             919,022     4,687,901     5,606,923     1,736,663      1972        Dec 86    40 Years
  GALLIPOLIS OH

SHOPPING CENTER - GENOA          96,001     1,016,349     1,112,350       187,568      1987        Mar 91    40 Years
  GENOA OH

PARKWAY PLAZA                   950,667     2,518,076     3,468,743       537,498      1955        Sep 89    40 Years
  MAUMEE OH

                                      F-36

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998


COLUMN A                     COLUMN B           COLUMN C              COLUMN D
---------                    --------    -----------------------  -----------------
                                                                   Cost Capitalized
                                                                   Subsequent to
                                         Initial Cost to Company   Acquisition
                                         -----------------------   ----------------





                                                        Building &
Apartments                 Encumbrance      Land      Improvements   Improvements
-----------                -----------     -------    -------------  ------------


Shopping Centers
**************************

NEW BOSTON SHOPPING CENTER                  2,102,371     9,176,918       127,231
  NEW BOSTON OH

MARKET PLACE                                  597,923     3,738,164       403,895
  PIQUA OH

BRICE PARK SHOPPING CENTER    5,273,913     4,854,414    10,204,698         5,545
  REYNOLDSBURG OH

CENTRAL AVE MARKET PLACE                    1,046,480     1,769,207       381,861
  TOLEDO OH

GREENTREE SHOPPING CENTER     6,819,608     3,379,200     6,860,800
  UPPER ARLINGTON OH

BETHEL PARK PLAZA                             868,039     9,933,094       867,622
  BETHEL PARK PA

DILLSBURG SHOPPING CENTER                   1,166,376     4,665,505
  DILLSBURG PA

NEW GARDEN SHOPPING CENTER                    912,130     3,161,495         7,651
  KENNETT SQUARE PA

STONEMILL PLAZA                             1,407,975     5,650,901        58,389
  LANCASTER PA

CROSSROADS PLAZA                              384,882     1,040,668       368,438
  MT. PLEASANT PA

IVYRIDGE SHOPPING CENTER                    1,504,080     6,026,320       733,697
  PHILADELPHIA PA

ROOSEVELT MALL ANNEX                          159,703        91,798     1,074,786
  PHILADELPHIA PA

ROOSEVELT MALL NE                                         2,602,635     6,466,386
  PHILADELPHIA PA


COLUMN A                                      COLUMN E                  COLUMN F    COLUMN G    COLUMN H    COLUMN I
---------                      ------------------------------------  ------------  ----------   --------    --------

                               Gross Amount at Which Carried at the
                               Close of the Period
                               ------------------------------------



                                                                                                            Life on Which
                                                                                                            Depreciated
                                          Building &                 Accumulated     Date of       Date     in Latest
Description                    Land     Improvements      Total(1)   Depreciation  Construction  Acquired   Income Stmt.
-----------                  --------   ------------   ------------  ------------  ------------  --------   -------------


Shopping Centers
**************************

NEW BOSTON SHOPPING CENTER    2,102,371     9,304,149    11,406,520     1,264,283      1991        Feb 93    40 Years
  NEW BOSTON OH

MARKET PLACE                    597,923     4,142,059     4,739,982       789,221      1972        Nov 91    40 Years
  PIQUA OH

BRICE PARK SHOPPING CENTER    4,854,414    10,210,243    15,064,657        74,409    1989-92       Mar 98    40 Years
  REYNOLDSBURG OH

CENTRAL AVE MARKET PLACE      1,046,480     2,151,068     3,197,548       411,880      1968        Aug 90    40 Years
  TOLEDO OH

GREENTREE SHOPPING CENTER     3,379,200     6,860,800    10,240,000        42,880    1974,80,91    Jul 98    40 Years
  UPPER ARLINGTON OH

BETHEL PARK PLAZA               868,039    10,800,716    11,668,755       319,815      1965        May 97    40 Years
  BETHEL PARK PA

DILLSBURG SHOPPING CENTER     1,166,376     4,665,505     5,831,881       208,924      1994        Oct 96    40 Years
  DILLSBURG PA

NEW GARDEN SHOPPING CENTER      912,130     3,169,146     4,081,276        96,886      1979        Apr 97    40 Years
  KENNETT SQUARE PA

STONEMILL PLAZA               1,407,975     5,709,290     7,117,265       646,666      1988        Jan 94    40 Years
  LANCASTER PA

CROSSROADS PLAZA                384,882     1,409,106     1,793,988       330,317      1975        Nov 88    40 Years
  MT. PLEASANT PA

IVYRIDGE SHOPPING CENTER      1,504,080     6,760,017     8,264,097       459,483      1963        Aug 95    40 Years
  PHILADELPHIA PA

ROOSEVELT MALL ANNEX            159,703     1,166,584     1,326,287       602,409      1958        Apr 74    40 Years
  PHILADELPHIA PA

ROOSEVELT MALL NE                           9,069,021     9,069,021     4,654,054      1964        Jan 64    40 Years
  PHILADELPHIA PA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998




COLUMN A                     COLUMN B           COLUMN C              COLUMN D
---------                    --------    -----------------------  -----------------
                                                                   Cost Capitalized
                                                                   Subsequent to
                                         Initial Cost to Company   Acquisition
                                         -----------------------   ----------------





                                                        Building &
Apartments                 Encumbrance      Land      Improvements   Improvements
-----------                -----------     -------    -------------  ------------


Shopping Centers
**************************

STRAWBRIDGE'S                                605,607     3,923,050
  PHILADELPHIA PA

ST MARY'S PLAZA                              977,711     3,910,842       130,529
  ST MARY'S PA

NORTHLAND CENTER                           1,198,947     4,824,500       143,378
  STATE COLLEGE PA

SHOPS AT PROSPECT                            741,941     2,967,765        70,154
  WEST HEMPFIELD PA

YORK MARKETPLACE                           3,199,353    12,797,412       604,868
  YORK PA

CONGRESS CROSSING                          1,098,351     6,747,013        84,281
  ATHENS TN

WEST TOWNE SQUARE
SHOPPING CENTER                              529,103     3,880,088
  ELIZABETHTON TN

GREENEVILLE COMMONS                        1,075,200     7,884,800        23,156
  GREENEVILLE TN

KINGS GIANT SHOPPING
CENTER                                                   2,500,633       268,686
  KINGSPORT TN

GEORGETOWN SQUARE                          1,166,924     4,674,698       208,425
  MURFREESBORO TN

SHOPPING CENTER -
COLONIAL HTS                                 290,000       792,441
  COLONIAL HEIGHTS VA

HANOVER SQUARE
SHOPPING CENTER                            1,778,701     7,114,805       210,309
  MECHANICSVILLE VA

VICTORIAN SQUARE                           3,548,432    14,208,727       115,710
  MIDLOTHIAN  VA



COLUMN A                                     COLUMN E                  COLUMN F    COLUMN G    COLUMN H    COLUMN I
---------                     ------------------------------------  ------------  ----------   --------    --------

                              Gross Amount at Which Carried at the
                              Close of the Period
                              ------------------------------------



                                                                                                           Life on Which
                                                                                                           Depreciated
                                         Building &                 Accumulated     Date of       Date     in Latest
Description                   Land     Improvements      Total(1)   Depreciation  Construction  Acquired   Income Stmt.
-----------                 --------   ------------   ------------  ------------  ------------  --------   -------------


Shopping Centers
**************************

STRAWBRIDGE'S                 605,607     3,923,050     4,528,657     3,923,050         1964    Jan 64    35 Years
  PHILADELPHIA PA

ST MARY'S PLAZA               977,711     4,041,371     5,019,082       382,864         1970    Dec 94    40 Years
  ST MARY'S PA

NORTHLAND CENTER            1,198,947     4,967,878     6,166,825       805,293         1988    Jun 92    40 Years
  STATE COLLEGE PA

SHOPS AT PROSPECT             741,941     3,037,919     3,779,860       232,483         1994    Jul 95    40 Years
  WEST HEMPFIELD PA

YORK MARKETPLACE            3,199,353    13,402,280    16,601,633     1,089,908         1955    May 95    40 Years
  YORK PA

CONGRESS CROSSING           1,098,351     6,831,294     7,929,645     1,107,084         1990    Mar 92    40 Years
  ATHENS TN

WEST TOWNE SQUARE
SHOPPING CENTER               529,103     3,880,088     4,409,191        24,251    1970,1998    Jun 98    40 Years
  ELIZABETHTON TN

GREENEVILLE COMMONS         1,075,200     7,907,956     8,983,156     1,276,938         1990    Mar 92    40 Years
  GREENEVILLE TN

KINGS GIANT SHOPPING
CENTER                                    2,769,319     2,769,319       433,692         1970    Sep 92    40 Years
  KINGSPORT TN

GEORGETOWN SQUARE           1,166,924     4,883,123     6,050,047       686,017         1986    Sep 93    40 Years
  MURFREESBORO TN

SHOPPING CENTER -
COLONIAL HTS                  290,000       792,441     1,082,441       277,355         1972    May 86    35 Years
  COLONIAL HEIGHTS VA

HANOVER SQUARE
SHOPPING CENTER             1,778,701     7,325,114     9,103,815     1,091,417         1991    Jan 93    40 Years
  MECHANICSVILLE VA

VICTORIAN SQUARE            3,548,432    14,324,437    17,872,869     1,568,749         1991    Mar 94    40 Years
  MIDLOTHIAN  VA


                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  July 31, 1998


COLUMN A                     COLUMN B               COLUMN C                    COLUMN D
---------                    --------        -----------------------        -----------------
                                                                             Cost Capitalized
                                                                             Subsequent to
                                             Initial Cost to Company         Acquisition
                                             -----------------------         ----------------





                                                          Building &
Description                Encumbrance        Land        Improvements       Improvements
-----------                -----------       -------      -------------      ------------



Shopping Centers
*************************

CAVE SPRING CORNERS
SHOPPING CNTR                               1,064,298         4,257,792
  ROANOKE VA

HUNTING HILLS
SHOPPING CNTR             4,345,924         1,897,007         6,010,376
  ROANOKE VA

SHOPPING CENTER -
SPOTSYLVANIA                                  250,000         1,363,880           250,195
  SPOTSYLVANIA VA

LAKE DRIVE PLAZA          3,890,137         1,432,155         4,616,848            37,200
  VINTON VA

RIDGEVIEW CENTRE                            2,707,679         4,417,792           567,515
  WISE VA

MOUNDSVILLE PLAZA                             228,283         1,989,798         5,095,518
  MOUNDSVILLE WV

GRAND CENTRAL  PLAZA                                          4,358,333           153,150
  PARKERSBURG WV

KMART PLAZA                                   664,121         2,656,483           143,331
  VIENNA WV

Vacant Land
*************************
ROXBURY TOWNSHIP NJ                           258,861                               7,523
  ROXBURY NJ

1 NORTH CENTRAL AVENUE                         17,953
  HARTSDALE NY
                       ------------    --------------    --------------      ------------
                       $114,098,899      $272,176,260    $1,034,523,259      $146,038,200
                       ============    ==============    ==============      ============


COLUMN A                                         COLUMN E                          COLUMN F
---------                   ------------------------------------------------    ------------

                            Gross Amount at Which Carried at the
                            Close of the Period
                            -----------------------------------------------





                                               Building &                       Accumulated
Description                   Land           Improvements        Total(1)       Depreciation
-----------                 --------         ------------     ------------      ------------



Shopping Centers
*************************

CAVE SPRING CORNERS
SHOPPING CNTR                1,064,298         4,257,792      5,322,090           119,557
  ROANOKE VA

HUNTING HILLS
SHOPPING CNTR                1,897,007         6,010,376      7,907,383            43,826
  ROANOKE VA

SHOPPING CENTER -
SPOTSYLVANIA                   250,000         1,614,075      1,864,075           499,568
  SPOTSYLVANIA VA

LAKE DRIVE PLAZA             1,432,155         4,654,048      6,086,203            33,897
  VINTON VA

RIDGEVIEW CENTRE             2,707,679         4,985,307      7,692,986           744,631
  WISE VA

MOUNDSVILLE PLAZA              228,283         7,085,316      7,313,599           902,903
  MOUNDSVILLE WV

GRAND CENTRAL  PLAZA                           4,511,483      4,511,483         1,125,349
  PARKERSBURG WV

KMART PLAZA                    664,121         2,799,814      3,463,935           369,452
  VIENNA WV

Vacant Land
*************************
ROXBURY TOWNSHIP NJ            258,861             7,523        266,384
  ROXBURY NJ

1 NORTH CENTRAL AVENUE          17,953                           17,953
  HARTSDALE NY
                          ------------    -------------- --------------    -------------
                          $272,176,260    $1,180,561,459 $1,452,737,719     $136,977,511
                          ============    ============== ==============    =============


COLUMN A                   COLUMN G      COLUMN H      COLUMN I
---------                 ----------     --------      --------







                                                    Life on Which
                                                    Depreciated
                          Date of         Date      in Latest
Description               Construction    Acquired  Income Stmt.
-----------               ------------    --------  -------------



Shopping Centers
*************************

CAVE SPRING CORNERS
SHOPPING CNTR                 1969        Jun 97     40 Years
  ROANOKE VA

HUNTING HILLS
SHOPPING CNTR                 1989        Apr 98     40 Years
  ROANOKE VA

SHOPPING CENTER -
SPOTSYLVANIA                  1970        May 86     35 Years
  SPOTSYLVANIA VA

LAKE DRIVE PLAZA              1976        Feb 98     40 Years
  VINTON VA

RIDGEVIEW CENTRE              1990        Jul 92     40 Years
  WISE VA

MOUNDSVILLE PLAZA             1961        Dec 88     40 Years
  MOUNDSVILLE WV

GRAND CENTRAL  PLAZA          1986        Jun 88     40 Years
  PARKERSBURG WV

KMART PLAZA                   1975        Feb 93     40 Years
  VIENNA WV

Vacant Land
*************************
ROXBURY TOWNSHIP NJ           1998        Dec 97
  ROXBURY NJ

1 NORTH CENTRAL AVENUE                    Jul 72
  HARTSDALE NY








         (1) Aggregate cost is the same for Federal income tax purposes

                              NEW PLAN REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (Amounts in Thousands)
                                  SCHEDULE III

                                  JULY 31, 1998
                                   (continued)

Reconciliation of Real Estate and Accumulated Depreciation:

                                       1998             1997              1996
                                   ----------       ----------       ----------
INVESTMENT IN REAL ESTATE

Balance at beginning
  of period                        $1,277,775         $977,942         $765,080

Additions during the period:
  Land                                 39,281           58,502           40,641
  Buildings and improvements          135,682          246,888          177,888
                                   ----------       ----------       ----------
                                    1,452,738        1,283,332          983,609
Less:
  Costs of assets sold
    and written-off                        --            5,557            5,667
                                   ----------       ----------       ----------
Balance at end of period           $1,452,738       $1,277,775         $977,942
                                   ==========       ==========       ==========

ACCUMULATED DEPRECIATION

Balance at beginning
  of period                          $105,866          $82,523          $64,007

Additions charged to
  operating expenses                   31,112           24,620           19,724
                                   ----------       ----------       ----------
                                      136,978          107,143           83,731
Less:
  Accumulated depreciation
    on assets sold and
    written-off                            --            1,277            1,208
                                   ----------       ----------       ----------
Balance at end of period             $136,978         $105,866          $82,523
                                   ==========       ==========       ==========

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
               MORTGAGE LOANS AND NOTES RECEIVABLE ON REAL ESTATE
                             (Amounts in Thousands)
                                   SCHEDULE IV


                                                                  July 31, 1998

COLUMN A                         COLUMN B      COLUMN C          COLUMN D               COLUMN E           COLUMN F        COLUMN G
--------                         --------      --------          --------               --------           --------        --------

                                 Final         Face                                                        Face            Carrying
                                 Interest      Maturity          Periodic                                  Amount of       Amount of
Description                      Rate          Date              Payment Terms          Prior Liens        Mortgages       Mortgages
-----------                      ----          ----              -------------          -----------        ---------       ---------

Purchase money first mortgage,
collateralized by a shopping                                     Interest payable
center in Connellsville, PA                                      monthly, balance at
                                 10%           8/31/1998         maturity                                  $ 5,420         $ 5,180

                                                                 Interest payable
Purchase money first mortgage,                                   monthly, $45,000
collateralized by a shopping                                     principal per month
center in Whitesboro, NY                                         for 17 months,
                                 9.38%         7/30/1999         balance at maturity                         4,610           4,205

Leasehold mortgage,                                              Interest and
collateralized by a tenant lease                                 principal payable
                                 11.5%         4/30/2004         monthly                                       259             212

Leasehold mortgage,                                              Interest and
collateralized by a tenant lease                                 principal payable
                                 12%           5/1/2008          monthly                                     1,000             864

Purchase money first mortgage,
collateralized by a shopping                                     Interest payable
center in Harrisonburg, VA                                       monthly, balance at
                                 9%            7/23/2000         maturity                                      794             645

Purchase money first mortgage,                                   Interest payable
collateralized by a shopping                                     quarterly and
center in                                                        principal payable at
New Bern, NC                     7.2%          5/9/2001          maturity                                      750             750


Purchase money first mortgage                                    Interest payable
collateralized by shopping                                       monthly and principal
center in                                                        payable at maturity
Hanover, PA                      8.75%         7/23/2001                                                       700             700

Leasehold mortgage                                               Interest and
collateralized by a tenant lease                                 principal payable
                                 10%           5/31/2008         monthly                                     1,335           1,322
                                                                                                           -------         -------

                                                                                                           $14,868         $13,878
                                                                                                           =======         =======

Note:  Column H is not applicable

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
               MORTGAGE LOANS AND NOTES RECEIVABLE ON REAL ESTATE

                             (Amounts in Thousands)
                                   SCHEDULE IV

                                   (continued)

                               Year Ended July 31,



                                      1998           1997            1996
                                   --------        --------        --------

Balance, beginning of period        $23,107         $23,597         $22,874

Additions during period:
  New loans                           1,322             700           1,544

Reductions during period:
  Collection of principal           (10,551)         (1,190)           (821)
                                   --------        --------        --------

Balance, end of period              $13,878         $23,107         $23,597
                                   ========        ========        ========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NEW PLAN REALTY TRUST
                                               (Registrant)

                                              By: /s/ ARNOLD LAUBICH
                                                  -----------------------
                                                  Arnold Laubich
                                                  Chief Executive Officer
Dated:  October 28, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                    Title                                Date
    ---------                    -----                                ----

/s/ WILLIAM NEWMAN         Chairman of the Board                October 28, 1998
-----------------------
William Newman


/s/ ARNOLD LAUBICH         Chief Executive Officer              October 28, 1998
-----------------------     and Trustee
Arnold Laubich


/s/ GARY B. SABIN          President, Chairman of               October 28, 1998
-----------------------     Investment Committee and
Gary B. Sabin               Trustee


/s/ JAMES M. STEUTERMAN    Executive Vice President,            October 28, 1998
-----------------------     Co-Chief Operating Officer
James M. Steuterman         and Trustee


/s/ RICHARD B. MUIR        Executive Vice President,            October 28, 1998
-----------------------     Co-Chief Operating Officer
Richard B. Muir             and Trustee


/s/ DAVID A. LUND          Chief Financial Officer and          October 28, 1998
-----------------------     Chief Accounting Officer
David A. Lund


/s/ DEAN BERNSTEIN         Senior Vice President--Finance       October 28, 1998
-----------------------     and Multifamily and Trustee
Dean Bernstein


/s/ RAYMOND H. BOTTORF     Trustee                              October 28, 1998
-----------------------
Raymond H. Bottorf

/s/ NORMAN GOLD              Trustee                          October 28, 1998
------------------------
Norman Gold

/s/ BOYD A. LINDQUIST        Trustee                          October 28, 1998
------------------------
Boyd A. Lindquist


/s/ MELVIN NEWMAN            Trustee                          October 28, 1998
------------------------
Melvin Newman


/s/ ROBERT E. PARSONS, JR.   Trustee                          October 28, 1998
------------------------
Robert E. Parsons, Jr.


/s/ BRUCE A. STALLER         Trustee                          October 28, 1998
------------------------
Bruce A. Staller


/s/ JOHN WETZLER             Trustee                          October 28, 1998
------------------------
John Wetzler


/s/ GREGORY WHITE            Trustee                          October 28, 1998
------------------------
Gregory White


/s/ JOHN H. WILMOT           Trustee                          October 28, 1998
------------------------
John H. Wilmot

                                  EXHIBIT INDEX


 Exhibit No.                      Description
 -----------                      -----------

   *3.1        Amended and Restated Declaration of Trust of New Plan Realty
               Trust dated as of January 15, 1996 filed as Exhibit 99.3 to the Registrant's Form 8-K dated May 24, 1996.

    3.2        Certificate of Amendment of Amended and Restated Declaration of
               Trust of New Plan Realty Trust dated September 25, 1998.

   *4.1        Specimen Certificate for Shares of Beneficial Interest filed as
               Exhibit 4.1 to the Registrant's Form 10-K for the fiscal year ended July 31, 1997.

   *4.2        Certificate of Designation Supplementing the Amended and Restated
               Declaration of Trust of New Plan Realty Trust filed as Exhibit
               4.1 to the Registrant's Form 8-K dated July 2, 1997.

   *4.3        Deposit Agreement dated as of July 3, 1997 among New Plan Realty
               Trust and Bank Boston N.A. filed as Exhibit 4.5 to the
               Registrant's Form 10-K for the fiscal year ended July 31, 1997.

   *4.4        Specimen Certificate for 7.80% Series A Cumulative Step-Up
               Premium Rate Preferred Shares filed as Exhibit 4.4 to the
               Registrant's Form 10-K for the fiscal year ended July 31, 1997.

   *4.5        Specimen Depositary Receipt filed as Exhibit 4.5 to the
               Registrant's Form 10-K for the fiscal year ended July 31, 1997.

   *9.1        Agreement dated February 26, 1979 among William Newman, Joseph
               Newman and Melvin Newman filed as Exhibit 9 to Registration
               Statement No. 2--63669.

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


  *10.1 Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of October 20, 1996 filed as Exhibit 10.1 to the Registrant's Form
               10-K for the fiscal year ended July 31, 1997.

   10.2        Assignment and Assumption Agreement dated December 1, 1997 by and among
               New Plan Realty Trust, Bank Hapoalim B.M. and The Bank of New York.

   10.3        Waiver and Amendment to Credit Agreement dated as of September
               25, 1998 by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent.

   10.4        Assumption and Substitution Agreement dated as of September 28,
               1998 by and among New Plan Excel Realty Trust, Inc., New Plan
               Realty Trust, the Lenders party thereto and The Bank of New York, as agent.

   10.5 Unconditional Guaranty of Payment and Performance dated as of September 28, 1998 by and between New Plan Realty Trust and
               BankBoston N.A.

  *10.6        Senior Securities Indenture between New Plan Realty Trust and The
               First National Bank of Boston, as Trustee, dated as of March 29,
               1995 filed as Exhibit 4.2 to Registration Statement No. 33-60045.

  *10.7        7.75% Senior Note Due April 6, 2005 filed as Exhibit 10.7 to the
               Registrant's Form 10-K for the fiscal year ended July 31, 1995.

  *10.8        6.8% Senior Note Due May 15, 2002 filed as Exhibit 10.8 to the
               Registrant's Form 10-K for the fiscal year ended July 31, 1995.

  *10.9        Distribution Agreement dated May 24, 1996 by and among New Plan
               Realty Trust, Lehman Brothers, Lehman Brothers Inc., Merrill
               Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated,
               Morgan Stanley & Co. Incorporated and Smith Barney Inc., filed as
               Exhibit 1 to the Registrant's Form 8-K dated May 24, 1996.

  *10.10 Form of Medium Term Note (Fixed Rate) filed as Exhibit 99.1 to the Registrant's Form 8-K dated May 24, 1996.

  *10.11 Form of Medium Term Note (Floating Rate) filed as Exhibit 99.2 to the Registrant's Form 8-K dated May 24, 1996.

  *10.12       Distribution Agreement dated December 6, 1996 by and among New
               Plan Realty Trust, Lehman Brothers, Lehman Brothers Inc., Merrill
               Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated,
               Morgan Stanley & Co. Incorporated, Salomon Brothers Inc. and
               Smith Barney Inc., filed as Exhibit 1 to the Registrant's Form
               8-K dated December 12, 1996.



 *10.13        Form of Medium Term Note (Fixed Rate) filed as Exhibit 4.1 to the
               Registrant's Form 8-K dated December 12, 1996.

 *10.14 Form of Medium Term Note (Floating Rate) filed as Exhibit 4.2 to the Registrant's Form 8-K dated December 12, 1996.

 *10.15 Agreement and Plan of Merger, dated May 14, 1998, as amended as of August 7, 1998, among Excel Realty Trust, Inc., ERT Merger
               Sub, Inc. and New Plan Realty Trust filed as Exhibit 2.1 to the
               Registrant's Form 8-K dated October 13, 1998.

     12        Ratio of Earnings to Fixed Charges.

     21        Subsidiaries of the Registrant.

     23        Consent of PRICEWATERHOUSECOOPERS LLP.

     27(1)     Financial Data Schedule.

     99.1      Pro Forma Financial Data of New Plan Excel Realty Trust, Inc.

------------------------------
*Incorporated herein by reference as above indicated.

(1) Filed as exhibit to electronic filing only.