Form 10-Q
period 1998-09-30
NEW PLAN REALTY TRUST
filed 1998-11-13
CIK 71519

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         (Mark One)
         [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                  OR


         [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM AUGUST 1, 1998 TO SEPTEMBER 30, 1998

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

                                  212-869-3000
                         (Registrant's Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [ ]

The number of shares outstanding as of September 30, 1998 was 1.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED
                         TWO MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)


                                                                         1998               1997
                                                                     ------------       ------------
Revenues:
  Rental income and related revenues                                 $     44,732       $     38,481
  Interest and dividend income                                                435                625
                                                                     ------------       ------------
    Total revenues                                                         45,167             39,106
                                                                     ------------       ------------
Operating expenses:
  Operating costs                                                          10,137              9,991
  Real estate and other taxes                                               4,085              3,424
  Interest expense                                                          7,094              5,671
  Depreciation and amortization                                             5,712              4,921
  Provision for doubtful accounts                                           1,102                566
                                                                     ------------       ------------
    Total operating expenses                                               28,130             24,573
Administrative expenses                                                       501                417
                                                                     ------------       ------------
Income before gain/(loss) on
  sale of real estate:                                                     16,536             14,116
    Gain/(loss) on sale of real estate, net                                    34                (67)
                                                                     ------------       ------------
Net income                                                                 16,570             14,049
Unrealized (loss)/gain on securities reported at fair value                  (103)                55
                                                                     ------------       ------------
Comprehensive income                                                 $     16,467       $     14,104
                                                                     ============       ============


See Notes to Consolidated Financial Statements.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      September 30,
                                                                          1998                 July 31,
                                                                       (Unaudited)              1998
                                                                      -------------         -------------

ASSETS

Real estate, at cost
     Land                                                             $     278,433         $     272,176
     Buildings and improvements                                           1,195,677             1,180,562
     Less accumulated depreciation and amortization                        (142,589)             (136,978)
                                                                      -------------         -------------
                                                                          1,331,521             1,315,760
Cash and cash equivalents                                                     7,350                26,284
Marketable securities                                                         1,771                 1,787
Mortgages and notes receivable                                               14,068                13,878
Receivables
     Trade and notes, net of allowance for doubtful accounts
     (September 30, 1998: $8,408; July 31, 1998: $7,926)                     15,211                14,025
     Due from New Plan Excel Realty Trust, Inc.                               6,400                    --
     Other                                                                    1,192                 1,376
Prepaid expenses and deferred charges                                         6,475                 7,823
Other assets                                                                  3,708                 3,592
                                                                      -------------         -------------
Total assets                                                          $   1,387,696         $   1,384,525
                                                                      =============         =============




See Notes to Consolidated Financial Statements.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (Continued)


                                                                September 30,
                                                                    1998
                                                                 (Unaudited)        July 31, 1998
                                                                -------------       -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable                                               $     118,106       $     114,099
Notes payable, net of unamortized discount
(September 30, 1998: $1,183; July 31, 1998: $1,211)                   462,817             462,789
Other liabilities                                                      39,658              37,520
Tenants' security deposits                                              5,638               5,590
                                                                -------------       -------------
  Total liabilities                                                   626,219             619,998
                                                                -------------       -------------
Commitments and contingencies                                            --                  --
Shareholders' equity:
Preferred shares, par value $1.00, 1,000,000 shares
authorized; issued and outstanding September 30,
1998: none; July 31, 1998: 150,000 Series A Cumulative
Step-Up Premium Rate Preferred Shares, $75,000                           --                72,775
redemption value
Shares of beneficial interest, without par value,
unlimited authorization; issued and outstanding
(September 30, 1998: one share; July 31, 1998: 59,874                    --               759,853
shares)
Additional paid-in capital                                            837,002                --
Less: loans receivable for purchase of
 shares of beneficial interest                                          2,281               2,306
Add: unrealized gain on securities reported
  at fair value                                                           710                 813
                                                                -------------       -------------
                                                                      835,431             831,135
Less distributions in excess of net income                             73,954              66,608
                                                                -------------       -------------
  Total shareholders' equity                                          761,477             764,527
                                                                -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   1,387,696       $   1,384,525
                                                                =============       =============


See Notes to Consolidated Financial Statements.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                     FOR THE TWO MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)


                                                                            1998               1997
                                                                       ------------       ------------
Operating activities:
  Net income                                                           $     16,570       $     14,049
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             5,712              4,921
    (Gain)/loss on sale of real estate, net                                     (34)                67
  Changes in operating assets and liabilities, net:
    Change in trade and notes receivable                                     (1,668)             8,148
    Change in other receivables                                              (6,306)              (732)
    Change in allowance for doubtful accounts                                   482                566
    Change in other liabilities                                               2,138            (11,122)
    Change in net sundry assets and liabilities                               1,207                482
                                                                       ------------       ------------
      Net cash provided by operating activities                              18,101             16,379
                                                                       ------------       ------------

Investing activities:
  Sales of marketable securities                                                  3                 48
  Purchases of marketable securities                                            (96)
  Net proceeds from the sale of real estate                                     329                (67)
  Purchases and improvement of real estate                                  (16,938)           (31,284)
  Change in mortgage notes receivable, net                                     (190)               124
                                                                       ------------       ------------
    Net cash used in investing activities                                   (16,796)           (31,275)
                                                                       ------------       ------------




See Notes to Consolidated Financial Statements.


                            (Continued on next page)

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                     FOR THE TWO MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)
                                   (Continued)


                                                                                 1998               1997
                                                                            ------------       ------------
Financing activities:
  Distributions to shareholders of shares of beneficial interest            $    (23,916)      $     (1,219)
  Issuance of shares of beneficial interest pursuant to dividend
    reinvestment plan                                                              4,374               --
  Issuance of shares of beneficial interest upon exercise of share
    options                                                                         --                  652
  Repayments of notes                                                            (10,000)              --
  Proceeds from sale of notes                                                     10,000               --
  Principal payments on mortgages                                                   (722)              (381)
  Repayment of loans receivable for the purchase of shares of
    beneficial interest                                                               25                 28
                                                                            ------------       ------------
    Net cash used in financing activities                                        (20,239)              (920)
                                                                            ------------       ------------

    Decrease in cash and cash equivalents                                        (18,934)           (15,816)

Cash and cash equivalents at August 1                                             26,284             42,781
                                                                            ------------       ------------

Cash and cash equivalents at September 30                                   $      7,350       $     26,965
                                                                            ============       ============


See Notes to Consolidated Financial Statements.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A:        Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by New Plan Realty Trust (the "Trust"), pursuant to the rules of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Trust, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading.

The Trust has continued to prepare the financial statements of the Trust pursuant to the Securities Exchange Act of 1934 and the reporting requirements of the indenture under which certain outstanding notes have been issued. As a result of the consummation of the Merger (as defined in Note D below), the Trust is a wholly owned subsidiary of New Plan Excel Realty Trust, Inc. ("New Plan Excel"). The financial statements, however, include only the accounts of the Trust and its subsidiaries, and do not reflect any accounts of Excel Realty Trust, Inc. ("Excel").

The consolidated statements of income for the two-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K and the latest quarterly report on Form 10-Q filed by New Plan Excel.

Note B:        Supplemental Cash Flow Information

There were no state and local income taxes paid for the two months ended September 30, 1998 and 1997.

Interest paid for the two months ended September 30, 1998 and 1997 was approximately $7.3 million and $6.9 million, respectively.

The Trust entered into the following noncash investing activity in the two-month period ended September 30, 1998: assumption of mortgages in the amount of $4.7 million in connection with the acquisition of a real estate property.

Note C:        Change in Fiscal Year

By unanimous written consent dated as of September 28, 1998, the Board of Trustees of the Trust adopted a fiscal year-end of December 31, beginning with a short fiscal year ending on December 31, 1998. Because the Trust previously had a fiscal year-end of July 31, a transition report for the period from August 1, 1998 through September 30, 1998 is being filed on this Form 10-Q.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note D:        Merger Transaction and Earnings Per Share

On September 28, 1988, Excel and the Trust consummated a previously announced merger pursuant to an Agreement and Plan of Merger dated as of May 14, 1998, as amended as of August 7, 1998 (the "Merger Agreement"), whereby ERT Merger Sub, Inc., a wholly owned subsidiary of New Plan Excel, was merged with and into the Trust with the Trust surviving as a wholly owned subsidiary of New Plan Excel (the "Merger"). The Merger was approved by the stockholders of New Plan Excel and the shareholders of the Trust at special meetings held on September 25, 1998. In connection with the consummation of the Merger, New Plan Excel changed its name from "Excel Realty Trust, Inc." to "New Plan Excel Realty Trust, Inc."

As provided in the Merger Agreement, Excel paid a 20% stock dividend prior to the Merger. Upon consummation of the Merger, each common share of beneficial interest, no par value, of the Trust (a "Common Share") was converted into one share of common stock, par value $.01 per share, of New Plan Excel ("New Plan Excel Common Stock"), and each 7.8% Series A Cumulative Step-Up Premium Rate Preferred Share, par value $1.00 per share, of the Trust was converted into one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, par value $.01 per share, of New Plan Excel ("New Plan Excel Series D Preferred Stock"). New Plan Excel issued an aggregate of approximately 60,000,000 shares of New Plan Excel Common Stock and 150,000 shares of New Plan Excel Series D Preferred Stock (represented by 1,500,000 depositary shares, each of which represents a one-tenth fractional interest in a share of New Plan Excel Series D Preferred Stock) to the Trust's shareholders in the Merger. The New Plan Excel Common Stock is listed for trading on the New York Stock Exchange under the symbol "NXL."

Immediately following the Merger and as of September 30, 1998, the Trust had issued and outstanding one Common Share, which is owned by New Plan Excel. It is therefore not meaningful to present earnings per share data.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


I.       Liquidity and Capital Resources

         On September 30, 1998, the Trust had approximately $9.1 million in available cash, cash equivalents and marketable securities.

         During the two-month period ended September 30, 1998, the Trust paid approximately $9.6 million to acquire one shopping center containing approximately 34,000 gross leasable square feet and one apartment property containing 278 units.

         Debt as of September 30, 1998 consisted of $118.1 million of mortgages payable and $462.8 million of notes payable. In connection with the Merger, on September 28, 1998, the Trust guaranteed the borrowings of New Plan Excel under New Plan Excel's $250 million revolving credit facility ($125 million of which was outstanding as of September 30, 1998), as well as New Plan Excel's $50 million revolving credit facility ($50 million of which was borrowed subsequent to September 30, 1998).

         During the two-month period, the Trust made dividend distributions of $23.9 million to shareholders and paid $7.3 million for improvements to existing properties.

         Funds from operations applicable to Common Shares of the Trust, defined as net income plus depreciation and amortization of real estate, less gains from sales of assets and securities, less distribution requirements with respect to preferred shares of the Trust, increased $3.2 million to $21.3 million from $18.1 million in the prior year's comparable two-month period.

II.      Results of operations for the two months ended September 30, 1998 and
         1997

         A.       Revenues

                  Total revenues increased approximately $6.1 million to $45.2 million. The increase was primarily the result of the acquisition of 17 properties since September 1997 and revenue increases in properties owned more than one year.

         B.       Operating Expenses

                  Operating costs increased $.1 million to $10.1 million. Costs associated with properties owned for a year or more decreased. However, the decreases were more than offset by costs associated with newly acquired properties.

                  Real estate and other taxes increased $.7 million to $4.1 million. The principal reason for this increase was the larger portfolio of properties.

                  Interest expense increased approximately $1.4 million to $7.1 million. This increase was due to the issuance, in January 1998, of $50 million of notes which were used to fund the Trust's property acquisition program, and the assumption of $56.7 million of mortgage debt in connection with property acquisitions.

                  Depreciation and amortization of properties increased approximately

                  $.8 million to $5.7 million. This increase was the result of the acquisition of properties and higher levels of spending on tenant alterations.

                  Provision for doubtful accounts, net of recoveries, increased $.5 million to $1.1 million. This was due to an increase in delinquencies and a higher level of revenue.

         C.       Administrative Expenses

                  Administrative expenses as a percentage of revenue was constant at 1.1% compared to last year's comparable period.

III.     New Accounting Standards

         During fiscal 1998, the Financial Accounting Standards Board issued (a) No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997, (b) No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997, (c) No. 132 "Employees Disclosure About Pensions and Other Postretirement Benefits" ("SFAS 132"), which is effective for fiscal years beginning after December 15, 1997, and
         (d) No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999.

         Management adopted SFAS 130 for the two months ended September 30, 1998 and 1997 and believes that the implementation of SFAS 131, 132, and 133 will not have a material impact on the Trust's financial statements.

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

IV.      Year 2000 Compliance

         Readiness

         The Trust's centralized corporate business and technical information systems have been assessed as to Year 2000 compliance and functionality. Presently these systems are nearly complete with respect to required software and hardware changes. See "Year 2000 Compliance Detail" below. The Trust anticipates that internal business and technical information Year 2000 compliance issues will be substantially remediated by the end of calendar 1998.

         The Trust has satisfactorily completed the identification and review of computer hardware and software suppliers and is in the process of verifying the Year 2000 preparedness of suppliers, vendors and/or service providers that the Trust has identified as critical.

         Cost

         The total historical or anticipated remaining costs for the Year 2000 remediation are estimated to be immaterial to the Trust's financial condition. The costs to date have been expensed as incurred and consist of immaterial internal staff costs and other expenses such as telephone and mailing costs. In addition, where the appropriate course of action includes replacement or upgrade of certain systems or equipment, the Trust's review at this time indicates a minor cost to the Trust.

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

         Anticipated completion of this review is March 31, 1999. Pending the results of that review, the Trust will determine what course of action and contingencies, if any, will need to be made.

         There can be no assurance that the external Year 2000 issues will be resolved in 1998 or 1999. If not resolved, such issues could have a material adverse impact on the Trust's business, operating results and financial condition.

         Year 2000 Compliance Detail

         The Trust's "Program" addresses the Year 2000 issue with respect to the following: (i) the Trust's information technology and operating systems, including its billing, accounting and financial reporting systems; (ii) the Trust's non-information technology systems, including building access, parking lot light and energy management, equipment and other infrastructure systems that may contain or use computer systems or embedded micro controller technology; and (iii) certain systems of the Trust's major suppliers and material service providers (insofar as such systems relate to the Trust's business activities such as payroll, health services and alarm systems). As described below, the Trust's Year 2000 program involves (w) an assessment of the Year 2000 problems that may affect the Trust, (x) the development of remedies to address the problems discovered in the assessment phase, (y) the testing of such remedies and (z) the preparation of contingency plans to deal with worst case scenarios.

         Assessment Phase. As part of the internal assessment phase, the Trust has attempted to substantially identify all the major components of the systems described above. In determining the extent to which such systems are vulnerable to the Year 2000 issue, the Trust is evaluating internally developed and/or purchased software applications and property operational control systems, e.g., heating ventilation and air conditioning (HVAC), lighting timers, alarms, fire, sewage and access. In addition, in the third quarter of 1998, the Trust began sending letters to certain of its major suppliers and service providers, requesting them to provide the Trust with assurance of existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to their activities with the Trust. The Trust expects that it will complete its distribution of these inquiries in the fourth quarter of 1998. The Trust is requesting that all responses to the inquiries be returned to it no later than March 31, 1999.

         Remediation and Testing Phase. Based upon the assessment and remediation efforts to date, the Trust has completed, tested and put on line the Year 2000 compliance modification in all the internally developed software for its accounting and property management applications. The Trust's computer terminals or personal computers are Year 2000 compliant in all material respects. The Trust has secured software to upgrade that part of the computer that will make it compliant. That part is called the BIOS chip or Basic Input Output System. If there is any unforeseen problem with a particular unit it will be replaced. Replacements are readily available. Based on an inventory by model type of the Trust's personal computers, BIOS chip Year 2000 issues are not expected to be material. A conservative, "worst case" scenario is included in the cost estimate.

         The versions of the purchased software that the Trust uses for spread sheet analysis, database applications, word processing systems and its apartment rent collection system have been tested and are compliant. The outsourced payroll service and the integrated internal input system are compliant.

         The New York corporate office phone, communication and data collection networks are Year 2000 compliant. The New York corporate office voice mail system is scheduled for upgrade to Year 2000 compliance by December 25, 1998. Phone systems at other than corporate office locations are Year 2000 compliant. Phone systems at the apartment communities are 72.5% Year 2000 compliant. The balance of the phone systems at the apartment communities are scheduled to be reviewed and be Year 2000 compliant in 1998 or upgraded in the first quarter of 1999. The cost estimates derived from this assessment are treated as worst case.

         The Trust's shopping centers are all "open air" type and are simple and very limited in terms of technology. Field systems for shopping center HVAC, sprinkler and lighting are more than 95% reviewed and Year 2000 compliant for those systems supplied by the Trust (some are supplied by tenants). The small number of systems not supplied by the Trust are being reviewed and are projected to not have a material impact.

         All of the 54 apartment communities have had reviews completed and, except for phone systems (as discussed above), are Year 2000 compliant.

         All of the six factory outlets have had reviews completed and, except for one minor item, are Year 2000 compliant. This one item is a telephone system modification at one property which is expected to be completed by December 31, 1998.

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

         Costs Related to the Year 2000 Issue. To date, the Trust has incurred no material costs. Labor, mailing and phone costs attributed to the Year 2000 program are minimal. The Trust currently estimates that to have all systems compliant will require certain additional expenditures. At this time, the expenditures are expected to range from a total of $50,000 to a conservative, "worst case" of $260,000. These costs may vary plus or minus 20% from the foregoing estimates.

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

         However, the Trust believes that such material effect is primarily limited to items of a utility nature furnished by third parties to the Trust and a wide universe of other customers. Included are items as electricity, natural gas, telephone service and water, all of which are not readily in some form susceptible to alternate sources and which in all likelihood will be available.

V.       The Merger

         Immediately following the consummation of the Merger on September 28, 1998, approximately 88.2 million shares of New Plan Excel Common Stock were outstanding and former holders of the Trust's Common Shares held approximately 65% of those shares.

         As provided in the Merger Agreement, effective September 28, 1998, the Board of Trustees of the Trust and the Board of Directors of New Plan Excel consist of the six former members of New Plan Excel's Board and the nine former members of the Trust's Board.

         The Merger Agreement provides that the initial quarterly dividend to be paid on the New Plan Excel Common Stock will be at the annualized rate of $1.60 per share ($.40 per share for the first quarter following the Merger) and, after anticipated minimum quarterly increases of at least $.0025 per share, each holder of New Plan Excel Common Stock is expected to receive aggregate dividend distributions of $1.625 per share for the 12-month period immediately following the initial quarterly dividend payment of $.40 per share. Thereafter, it is anticipated that the quarterly dividend will continue to be increased by a minimum of $.0025 per share (which quarterly increases amount to $.01 per share on an annualized basis and effectively increase the annualized dividend rate by $.04 per share for each share held over a 12-month period) until the annualized quarterly dividend on the New Plan Excel Common Stock is at least $1.67 per share.

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

         The Merger will, for financial accounting purposes, be accounted for as a purchase by the Trust of New Plan Excel using the purchase method of accounting. The transaction was completed on September 28, 1998.

                           PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

         A special meeting of shareholders was held on September 25, 1998. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14 under the Securities Exchange Act of 1934.

Proposal One:

         To consider and vote upon a proposal to approve certain amendments to the Amended and Restated Declaration of Trust of the Trust, dated as of January 15, 1996. These amendments are required to permit the merger described in Proposal Two.


For                            Against                       Abstain
---                            -------                       -------
45,595,752                     510,463                       294,260

Proposal Two:

         To consider and vote upon a proposal to approve the Merger, pursuant to the Merger Agreement.


For                            Against                       Abstain
---                            -------                       -------
45,636,760                     504,412                       259,303

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                     Exhibit 12.1 -   Ratio of Earnings to Fixed Charges and
                                      Preferred Stock Dividend Requirements

                     Exhibit 27 -     Financial Data Schedule (included only in
                                      EDGAR filing)

         (b) During the period covered by this report the Company filed the following:

                  1.       Form 8-K dated August 13, 1998 containing items 5 and
                           7

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1998

                              NEW PLAN REALTY TRUST


                              By:  /s/ Gary B. Sabin
                                   ---------------------------------------------
                                   Gary B. Sabin
                                   President



                              By: /s/ David A. Lund
                                  ----------------------------------------------
                                  David A. Lund
                                  Chief Financial and Accounting Officer

                                  EXHIBIT INDEX


Number        Description

12.1          Ratio of Earnings to Fixed Charges and
              Preferred Stock Dividend Requirements


27            Financial Data Schedule (included only in EDGAR filing)