Form 10-K405
period 1998-12-31
NEW PLAN REALTY TRUST
filed 1999-03-30
CIK 71519

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996] For the fiscal year ended ________________

                                       OR

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from August 1, 1998 to December 31, 1998

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

                                      NONE
                                (Title of Class)

                                      NONE
                     (Name of Exchange on Which Registered)

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

AS OF MARCH 26, 1999, THE SOLE OUTSTANDING SHARE OF BENEFICIAL INTEREST OF THE REGISTRANT WAS HELD BY NEW PLAN EXCEL REALTY TRUST, INC.
================================================================================

                                TABLE OF CONTENTS

ITEM NO.                                                                                                           PAGE
--------                                                                                                           ----
PART I     ......................................................................................................    1

Item 1. Business.................................................................................................    1

Item 2. Properties...............................................................................................    5

Item 3. Legal Proceedings........................................................................................   20

Item 4. Submission of Matters to a Vote of Security Holders......................................................   20

PART II    ......................................................................................................   20

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters................................   20

Item 6. Selected Financial Data..................................................................................   22

Item 7. Management's Discussion and Analysis of Financial Condition and Results of  Operations...................   23

Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................................   30

Item 8. Financial Statements and Supplementary Data..............................................................   30

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................   31

PART III   ......................................................................................................   31

Item 10. Trustees and Executive Officers of the Trust............................................................   31

Item 11. Executive Compensation..................................................................................   37

Item 12. Security Ownership of Certain Beneficial Owners and Management..........................................   39

Item 13. Certain Relationships and Related Transactions..........................................................   39

PART IV    ......................................................................................................   40

Item 14. Exhibits, Consolidated Financial Statements, Consolidated Financial Statement  Schedules, and
         Reports on Form 8-K.....................................................................................   40

                                     PART I

                           FORWARD-LOOKING STATEMENTS

         This Transition Report on Form 10-K, together with other statements and information publicly disseminated by New Plan Realty Trust (the "Registrant" or the "Trust"), contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: national and local economic, business and real estate and other market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; potential adverse effects of the Merger (as defined below), such as the inability to successfully integrate two previously separate companies; the level and volatility of interest rates; financial stability of tenants; the rate of revenue increases versus expense increases; governmental approvals, actions and initiatives; environmental/safety requirements; risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget); the ability of the Trust and others with which it does business or receives services (including utilities, financial institutions, major tenants, suppliers, governmental agencies and municipalities) to address the Year 2000 issue, and the costs of doing so; as well as other risks listed from time to time in this Transition Report on Form 10-K and in the other reports filed by the Trust or New Plan Excel (as defined below) with the SEC or otherwise publicly disseminated by the Trust or New Plan Excel.

                                EXPLANATORY NOTE

         Prior to the Merger, the Trust had a fiscal year end of July 31. In connection with the Merger, the Trust adopted a fiscal year end of December 31, beginning with a short fiscal year ending on December 31, 1998. Except as otherwise specified herein, the information contained in this Transition Report on Form 10-K relates to the period from August 1, 1998 to December 31, 1998.


ITEM 1. BUSINESS

(a)      General Development of Business

         From August 1, 1998 to September 28, 1998, the Trust was a self-administered and self-managed equity real estate investment trust. The Trust was organized on July 31, 1972 as a business trust under the laws of the Commonwealth of Massachusetts. The Trust is the successor to the original registrant (Reg. No. 2-19671), New Plan Realty Corporation, which was incorporated under the laws of the State of Delaware on December 4, 1961.

         Since September 28, 1998, in connection with the Merger, the Trust has been a wholly owned subsidiary of New Plan Excel Realty Trust, Inc. ("New Plan Excel"), a self-administered and self-managed equity real estate investment trust. New Plan Excel, known as Excel Realty Trust, Inc.

immediately prior to the Merger, was incorporated in 1985 and subsequently reincorporated as a Maryland corporation. See " -- Narrative Description of Business -- Developments from August 1998 to December 1998 -- The Merger" below.

(b)      Financial Information About Industry Segments

         From August 1, 1998 to September 28, 1998, the Trust was in the business of managing, operating, leasing, acquiring, developing and investing in shopping centers, factory outlet centers and apartment communities. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Transition Report on Form 10-K for certain information required by Item 1.

         Since September 28, 1998, the Trust has been in the business of managing, operating and leasing its existing portfolio of shopping centers, factory outlet centers and apartment communities. See " -- Narrative Description of the Business -- Acquisition, Financing and Operating Strategies" below.

(c)      Narrative Description of Business

         General

         As of December 31, 1998, the Trust owned, directly or through its subsidiaries, fee or leasehold interests in 139 shopping centers containing an aggregate of approximately 19.5 million square feet of gross leasable area, six factory outlet centers containing an aggregate of approximately 1.9 million square feet of gross leasable area and 54 garden apartment communities containing approximately 13,000 units, primarily in the eastern half of the United States. The average occupancy rates as of December 31, 1998 for the shopping centers, factory outlet centers and apartment communities were approximately 90%, 90% and 91%, respectively. In addition, the Trust owned mortgage interests in five shopping centers as of December 31, 1998.

         The Trust maintains its principal executive offices at 1120 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 869-3000.

         Acquisition, Financing and Operating Strategies

         From August 1, 1998 to September 28, 1998, the Trust's primary investment strategy was to identify and purchase well-located income-producing shopping centers and apartment communities at a discount to replacement cost. The Trust also purchased or developed selected factory outlet centers. The Trust sought to achieve income growth and enhance the cash flow potential of its properties through a program of expansion, renovation, leasing, re-leasing and improving the tenant mix. The Trust minimized development risks by generally purchasing existing income-producing properties. The Trust regularly reviewed its portfolio and from time to time considered the disposition of certain of its properties.

         As a result of the Merger on September 28, 1998, the Trust currently seeks to achieve income growth and enhance the cash flow potential of its properties through a program of expansion, renovation, leasing, re-leasing and improving the tenant mix. It is expected that future acquisitions and developments of, and investments in, shopping centers, factory outlet centers and apartment communities will be undertaken by New Plan Excel directly or indirectly, rather than through the Trust (although the Trust is not precluded from undertaking future acquisitions or developments of, or investments in, properties).

The Trust regularly reviews its portfolio and from time to time considers the disposition of certain of its properties.

         The Trust has generally acquired properties for cash. In a few instances, properties were acquired subject to existing mortgages. Long-term debt of the Trust as of December 31, 1998 consisted of $116.9 million of mortgages having a weighted average interest rate of 7.7%, as well as $413.9 million aggregate principal amount of unsecured notes having a weighted average interest rate of 7.0%. The Trust's short-term debt consists of normal trade accounts payable and the current portion of mortgages payable. In connection with the Merger, as of September 28, 1998, the Trust guaranteed the borrowings of New Plan Excel under New Plan Excel's $300 million revolving credit facilities. As of December 31, 1998, New Plan Excel had a total of approximately $201 million outstanding under its revolving credit facilities, of which $50 million is reflected in the Trust's balance sheet as of December 31, 1998 as due to New Plan Excel Realty Trust, Inc. In addition, it is expected that the Trust will guarantee any debt issued in the future by New Plan Excel under New Plan Excel's recently established medium-term notes program. See " -- Recent Developments" below.

         From August 1, 1998 to September 28, 1998, virtually all operating and administrative functions, such as leasing, data processing, finance, accounting, construction and legal, were centrally managed at the Trust's headquarters. In addition, the Trust maintained regional offices located near its various properties. On-site functions such as security, maintenance, landscaping and other similar activities were either performed by the Trust or subcontracted. The cost of these functions was passed through to tenants to the extent permitted by the respective leases.

         As a result of the Merger on September 28, 1998, virtually all operating and administrative functions, such as leasing, data processing, finance, accounting, construction and legal, are now managed at the Trust's executive and operational headquarters in New York, New York and the Trust's operational headquarters in San Diego, California. The Trust continues to maintain field offices and regional offices located near its various properties. On-site functions such as security, maintenance, landscaping and other similar activities are either performed by the Trust or subcontracted. The cost of these functions are passed through to tenants to the extent permitted by the respective leases.

         Developments from August 1998 to December 1998

         Acquisitions. From August 1, 1998 to September 28, 1998, the Trust paid approximately $17.1 million to acquire three shopping centers containing approximately 152,000 gross leasable square feet and one apartment property containing 279 units.

         Funds from Operations. Funds from operations applicable to common shares of beneficial interest, no par value, of the Trust ("Shares of Beneficial Interest"), defined as net income plus depreciation and amortization of real estate, less gains from sales of assets and securities, was approximately $55.3 million from August 1, 1998 through December 31, 1998.

         The Merger. On September 28, 1998, Excel Realty Trust, Inc. ("Excel") and the Trust consummated a merger pursuant to an Agreement and Plan of Merger dated as of May 14, 1998, as amended as of August 7, 1998 (the "Merger Agreement"), whereby ERT Merger Sub, Inc., a wholly owned subsidiary of Excel, was merged with and into the Trust with the Trust surviving as a wholly owned subsidiary of Excel (the "Merger"). The Merger was approved by the stockholders of Excel and the shareholders of the Trust at special meetings held on September 25, 1998. In connection with the Merger, Excel changed its name to "New Plan Excel Realty Trust, Inc."

         As provided in the Merger Agreement, Excel paid a 20% stock dividend prior to the Merger. In connection with the Merger, each Share of Beneficial Interest of the Trust was converted into one share of common stock, par value $.01 per share, of New Plan Excel ("New Plan Excel Common Stock"), and each 7.8% Series A Cumulative Step-Up Premium Rate Preferred Share, par value $1.00 per share, of the Trust was converted into one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, par value $.01 per share, of New Plan Excel ("New Plan Excel Series D Preferred Stock"). New Plan Excel issued an aggregate of approximately 60,000,000 shares of New Plan Excel Common Stock and 150,000 shares of New Plan Excel Series D Preferred Stock (represented by 1,500,000 depositary shares, each of which represents a one-tenth fractional interest in a share of New Plan Excel Series D Preferred Stock) to the Trust's shareholders in the Merger. As a result of the Merger, the shareholders of the Trust immediately prior to the Merger owned approximately 65% of New Plan Excel's common stock outstanding immediately following the Merger. Since the Merger, New Plan Excel has held the sole issued and outstanding Share of Beneficial Interest of the Trust. The New Plan Excel Common Stock is listed for trading on the New York Stock Exchange under the symbol "NXL."

         As further provided in the Merger Agreement, since September 28, 1998, the Board of Trustees of the Trust and the Board of Directors of New Plan Excel have consisted of the six former members of Excel's Board and the nine former members of the Trust's Board. As of March 26, 1999, the senior management of the Trust and New Plan Excel was as follows:

         William Newman             Chairman of the Board
         Arnold Laubich             Chief Executive Officer
         Gary B. Sabin              President
         James M. Steuterman        Executive Vice President and Co-Chief Operating Officer
         Richard B. Muir            Executive Vice President and Co-Chief Operating Officer
         Jeffrey D. Egertson        Senior Vice President and Chief Financial Officer

         The Trust and New Plan Excel intend and expect that Mr. Laubich will eventually succeed Mr. Newman as Chairman of the Board of the Trust and New Plan Excel, at such time as Mr. Newman is no longer serving in such capacity, and that Mr. Sabin will eventually succeed Mr. Laubich as Chief Executive Officer of the Trust and New Plan Excel, at such time as Mr. Laubich is no longer serving in such capacity.

         Recent Developments

         On February 3, 1999, New Plan Excel established a program for the sale of up to $500 million aggregate principal amount of medium-term notes due nine months or more from date of issue. It is expected that future medium-term notes will be issued by New Plan Excel through this program, rather than by the Trust under its existing medium-term notes program (although the Trust is not precluded from undertaking future debt issuances). The Trust will guarantee any debt issued in the future by New Plan Excel under New Plan Excel's medium-term notes program.

         Competition

         The success of the Trust depends upon, among other factors, the trends of the economy, including interest rates, income tax laws, increases or decreases in operating expenses, governmental regulations and legislation, including environmental requirements, real estate fluctuations, retailing trends, population trends, zoning laws, the financial condition and stability of tenants, the availability of financing and capital on satisfactory terms, the ability of the Trust to compete with others for tenants and keep its properties leased at profitable levels and construction costs.

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

         Employees

         As of December 31, 1998, New Plan Excel and its subsidiaries (including the Trust) employed approximately 750 individuals (including executive, administrative and field personnel).

         Federal Income Tax Status

         From August 1, 1998 to September 28, 1998, the Trust met the qualification requirements of a real estate investment trust under the Internal Revenue Code. See Item 5 below. In order to maintain its qualification as a real estate investment trust ("REIT") during that period, the Trust was required, among other things, to distribute at least 95% of its REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Trust was not subject to federal income tax with respect to that portion of its income which met certain criteria and was distributed annually to its shareholders.

         As a result of the Merger, since September 28, 1998, the Trust has been a wholly owed subsidiary of New Plan Excel, which for 1998 met the qualification requirements of a real estate investment trust under the Internal Revenue Code. As a result, from September 28, 1998 to December 31, 1998, the Trust was a disregarded entity for federal income tax purposes.

(d)  Risk Factors

          For a discussion of the risks that the Trust believes are material to investors who purchase or own the securities of the Trust or New Plan Excel that are not otherwise described in this Form 10-K, see the information contained under the caption "Risk Factors" in New Plan Excel's Annual Report on Form 10-K for the year ended December 31, 1998, which is hereby incorporated by reference.

ITEM 2. PROPERTIES

         The location, general character and primary occupancy information with respect to the Trust's properties as of December 31, 1998 are set forth on the Summary of Properties Schedule on the pages immediately following.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                             As of December 31, 1998

                                                          Description
                                              ----------------------------------       Type of          Percent
         Property                              Sq. Ft.       Units        Acres        Interest          Rented
-------------------------------------          -------       -----        -----        --------          ------
        Apartments
-------------------------------------
BRECKENRIDGE APARTMENTS                                        120          7             Fee               91
BIRMINGHAM                       AL

DEVONSHIRE PLACE                                               284         16             Fee               84
BIRMINGHAM                       AL

COURTS AT WILDWOOD                                             220         22             Fee               83
BIRMINGHAM                       AL

THE CLUB APARTMENTS                                            292         23             Fee               78
BIRMINGHAM                       AL

PLANTATION APARTMENTS                                          120          6             Fee               96
MOBILE                           AL

MAISON DE VILLE APTS                                           347         20             Fee               95
MOBILE                           AL

MAISON IMPERIAL APTS                                            56          6             Fee               96
MOBILE                           AL

KNOLLWOOD APARTMENTS                                           704         43             Fee               98
MOBILE                           AL

HILLCREST APARTMENTS                                           140          7             Fee               98
MOBILE                           AL

RODNEY APARTMENTS                                              207         11             Fee               83
DOVER                            DE

MAYFAIR APARTMENTS                                              96          7             Fee               92
DOVER                            DE

CHARTER POINTE APARTMENTS                                      312         20             Fee               97
ALTAMONTE SPRINGS                FL

LAKE PARK APARTMENTS                                           227         10             Fee               96
LAKE PARK                        FL

CAMBRIDGE APARTMENTS                                           180         12             Fee               99
ATHENS                           GA

TARA APARTMENTS                                                240         19             Fee               87
ATHENS                           GA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                             As of December 31, 1998


                                                          Description
                                              ----------------------------------       Type of          Percent
         Property                              Sq. Ft.       Units        Acres        Interest          Rented
-------------------------------------          -------       -----        -----        --------          ------
        Apartments
-------------------------------------
REGENCY CLUB APARTMENTS                                        232         17             Fee               96
EVANSVILLE                       IN

HAWTHORNE HEIGHTS APTS                                         241         15             Fee               88
INDIANAPOLIS                     IN

FOREST HILLS APARTMENTS                                        420         22             Fee               92
INDIANAPOLIS                     IN

JAMESTOWN APARTMENTS                                           125          8             Fee               93
LEXINGTON                        KY

SADDLEBROOK APARTMENTS                                         455         20             Fee               78
LEXINGTON                        KY

POPLAR LEVEL APARTMENTS                                         88          3             Fee               95
LOUISVILLE                       KY

LA FONTENAY APARTMENTS                                         248         17             Fee               93
LOUISVILLE                       KY

CHARLESTOWN @ DOUGLASS HILLS                                   244         17             Fee               92
LOUISVILLE                       KY

RIVERCHASE APARTMENTS                                          203          5             Fee               90
NEWPORT                          KY

SHERWOOD ACRES APARTMENTS                                      612         26             Fee               86
BATON ROUGE                      LA

FORESTWOOD APARTMENTS                                          272         11             Fee               97
BATON ROUGE                      LA

WILLOW BEND LAKE APARTMENTS                                    360         25             Fee               90
BATON ROUGE                      LA

DEERHORN VILLAGE APARTMENTS                                    309         36             Fee               95
KANSAS CITY                      MO

CARDINAL WOODS APARTMENTS                                      184         17             Fee               97
CARY                             NC

POLO RUN APARTMENTS                                            279         28             Fee               93
RALEIGH                          NC

MEADOW EAST APARTMENTS                                         100         15             Fee               99
POTSDAM                          NY

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                             As of December 31, 1998


                                                          Description
                                              ----------------------------------       Type of          Percent
         Property                              Sq. Ft.       Units        Acres        Interest          Rented
-------------------------------------          -------       -----        -----        --------          ------
        Apartments
-------------------------------------
MOHAWK GARDEN APARTMENTS                                       208         12             Fee               90
ROME                             NY

SPRING CREEK APARTMENTS                                        288         19             Fee               93
COLUMBUS                         OH

NORTHGATE APARTMENTS                                           316         21             Fee               88
COLUMBUS                         OH

ARLINGTON VILLAGE APARTMENTS                                   164         10             Fee               92
FAIRBORN                         OH

CHESTERFIELD APARTMENTS                                        104          9             Fee               90
MAUMEE                           OH

EASTGREEN ON THE COMMONS APTS.                                 360         45             Fee               91
REYNOLDSBURG                     OH

GOLDCREST APARTMENTS                                           173          9             Fee               98
SHARONVILLE                      OH

CAMBRIDGE PARK APTS                                            196         14             Fee               93
UNION TWP-CINN                   OH

GOVERNOUR'S PLACE APARTMENTS                                   130          9             Fee               91
HARRISBURG                       PA

HARBOUR LANDING APARTMENTS                                     208         15             Fee               90
COLUMBIA                         SC

SEDGEFIELD APARTMENTS                                          280         19             Fee               79
FLORENCE                         SC

TURTLE CREEK APARTMENTS                                        152         13             Fee               84
GREENVILLE                       SC

HICKORY LAKE APARTMENTS                                        322         26             Fee               91
ANTIOCH                          TN

COURTS @ WATERFORD PLACE                                       318         26             Fee               92
CHATTANOOGA                      TN

ASHFORD PLACE APARTMENTS                                       268         16             Fee               80
CLARKSVILLE                      TN

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                             As of December 31, 1998


                                                          Description
                                              ----------------------------------       Type of          Percent
         Property                              Sq. Ft.       Units        Acres        Interest          Rented
-------------------------------------          -------       -----        -----        --------          ------
        Apartments
-------------------------------------

THE PINES APARTMENTS                                           224         11             Fee               95
CLARKSVILLE                      TN

CEDAR VILLAGE APARTMENTS                                       170         11             Fee               89
CLARKSVILLE                      TN

PADDOCK PLACE APARTMENTS                                       240         11             Fee               79
CLARKSVILLE                      TN

LANDMARK ESTATES APARTMENTS                                     93          9             Fee               91
EAST RIDGE                       TN

MILLER CREST APARTMENTS                                        121         16             Fee               92
JOHNSON CITY                     TN

CEDAR BLUFF APARTMENTS                                         192         31             Fee               83
KNOXVILLE                        TN

COUNTRY PLACE APARTMENTS                                       312         27             Fee               84
NASHVILLE                        TN

WOODBRIDGE APARTMENTS                                          220         19             Fee               92
NASHVILLE                        TN


         Factory Outlets
-------------------------------------
FACTORY MERCHANTS BARSTOW                      333,506                     49             Fee               95
BARSTOW                          CA

ST AUGUSTINE OUTLET CENTER                     334,792                     32             Fee               94
ST AUGUSTINE                     FL

FACTORY MERCHANTS BRANSON                      317,044                     39             Fee &             80
BRANSON                          MO                                                       Leasehold

FACTORY OUTLET VILLAGE OSAGE BE                399,960                    147             Fee               94
OSAGE BEACH                      MO

SIX FLAGS FACTORY OUTLET                       290,330                     55             Fee               97
JACKSON                          NJ

FACTORY MERCHANTS FT CHISWELL                  175,705                     55             Fee               68
MAX MEADOWS                      VA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                             As of December 31, 1998


                                                          Description
                                              ----------------------------------       Type of          Percent
         Property                              Sq. Ft.       Units        Acres        Interest          Rented
-------------------------------------          -------       -----        -----        --------          ------
        Miscellaneous
-------------------------------------
PIZZA HUT - PAD                                  3,640                      1             Fee              100
GREENVILLE                       NC

HARDEES - PAD                                    3,800                      1             Leasehold        100
HANOVER                          PA

PIZZA HUT - PAD                                  3,384                      1             Leasehold        100
HARRISONBURG                     VA


        Office Building
-------------------------------------
INSTITUTE FOR DEFENSE ANALYSIS                  51,000                      8             Leasehold        100
PRINCETON                        NJ


          Shopping Centers
-------------------------------------
CLOVERDALE VILLAGE                              59,407                      6             Fee              100
FLORENCE                         AL

RODNEY VILLAGE                                 213,610                     15             Fee               89
DOVER                            DE

DOVERAMA @ RODNEY VILLAGE                       30,000                      1             75% Owned        100
DOVER                            DE

REGENCY PARK SHOPPING CENTER                   327,710                     30             Fee               94
JACKSONVILLE                     FL

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                             As of December 31, 1998


                                                          Description
                                              ----------------------------------       Type of          Percent
         Property                              Sq. Ft.       Units        Acres        Interest          Rented
-------------------------------------          -------       -----        -----        --------          ------
      Shopping Centers
-------------------------------------
SOUTHGATE SHOPPING CENTER                      262,910                     24             Fee               95
NEW PORT RICHIE                  FL

PRESIDENTIAL PLAZA                              67,269                      6             Fee               97
NORTH LAUDERDALE                 FL

PRESIDENTIAL PLAZA WEST                         21,035                      2             Fee               80
NORTH LAUDERDALE                 FL

COLONIAL MARKETPLACE                           128,823                     10             Fee              100
ORLANDO                          FL

RIVERWOOD SHOPPING CENTER                       93,506                     15             Fee               97
PORT ORANGE                      FL

SEMINOLE PLAZA                                 144,011                     12             Fee               85
SEMINOLE                         FL

RUTLAND PLAZA                                  149,811                     13             Fee               93
ST PETERSBURG                    FL

ALBANY PLAZA                                   114,446                      7             Fee               97
ALBANY                           GA

SOUTHGATE PLAZA - ALBANY                        59,816                      5             Fee              100
ALBANY                           GA

PERLIS PLAZA                                   165,774                     20             Fee               90
AMERICUS                         GA

EASTGATE PLAZA  - AMERICUS                      44,365                      4             Fee              100
AMERICUS                         GA

ROGERS PLAZA                                    50,178                      5             Fee               70
ASHBURN                          GA

SWEETWATER VILLAGE                              66,197                      7             Fee               95
AUSTELL                          GA

CEDARTOWN SHOPPING CENTER                      107,220                     14             Fee              100
CEDARTOWN                        GA

CEDAR PLAZA                                     83,300                      9             Fee              100
CEDARTOWN                        GA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                             As of December 31, 1998


                                                          Description
                                              ----------------------------------       Type of          Percent
         Property                              Sq. Ft.       Units        Acres        Interest          Rented
-------------------------------------          -------       -----        -----        --------          ------
      Shopping Centers
-------------------------------------

CORDELE SQUARE                                 131,327                     11             Fee               89
CORDELE                          GA

SOUTHGATE PLAZA - CORDELE                       39,292                      3             Fee               91
CORDELE                          GA

MR B'S                                          14,142                      1             Fee               32
CORDELE                          GA

HABERSHAM VILLAGE                              147,182                     18             Fee               99
CORNELIA                         GA

MIDWAY VILLAGE SHOPPING CENTER                  73,328                     10             Fee               88
DOUGLASVILLE                     GA

WESTGATE - DUBLIN                              189,724                     35             Fee               69
DUBLIN                           GA

NEW CHASTAIN CORNERS SHOPPING C                108,388                     13             Fee               99
MARIETTA                         GA

MARSHALL'S AT EASTLAKE SHOPPING                 55,173                      7             Fee              100
MARIETTA                         GA

VILLAGE AT SOUTHLAKE                            53,384                      6             Fee               98
MORROW                           GA

CREEKWOOD SHOPPING CENTER                       69,778                      9             Fee               94
REX                              GA

VICTORY SQUARE                                 168,514                     35             Fee              100
SAVANNAH                         GA

EISENHOWER SQUARE SHOPPING CENT                125,120                     12             Fee               94
SAVANNAH                         GA

TIFT-TOWN                                       61,218                      4             Fee               78
TIFTON                           GA

WESTGATE - TIFTON                               16,307                      2             Fee               92
TIFTON                           GA

HAYMARKET SQUARE                               266,525                     28             Fee               92
DES MOINES                       IA

HAYMARKET MALL                                 233,940                     22             Fee               67
DES MOINES                       IA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                             As of December 31, 1998


                                                          Description
                                              ----------------------------------       Type of          Percent
         Property                              Sq. Ft.       Units        Acres        Interest          Rented
-------------------------------------          -------       -----        -----        --------          ------
      Shopping Centers
-------------------------------------
SOUTHFIELD PLAZA SHOPPING CTR                  191,073                     18             Fee               73
BRIDGEVIEW                       IL

WESTRIDGE COURT SHOPPING CTR                   445,779                     50             Fee               99
NAPERVILLE                       IL

TINLEY PARK PLAZA                              283,470                     21             Fee               98
TINLEY PARK                      IL

COLUMBUS CENTER                                270,227                     24             Fee               71
COLUMBUS                         IN

JASPER MANOR                                   194,120                     26             Fee               98
JASPER                           IN

TOWN FAIR SHOPPING CENTER                      113,939                     16             Fee              100
PRINCETON                        IN

WABASH CROSSING                                166,992                     18             Fee              100
WABASH                           IN

JACKSON VILLAGE                                147,196                     48             Fee               72
JACKSON                          KY

J*TOWN CENTER                                  186,855                     17             Fee               74
JEFFERSONTOWN                    KY

NEW LOUISA PLAZA                               114,985                     20             Fee               85
LOUISA                           KY

PICCADILLY SQUARE                               96,370                     13             Fee               94
LOUISVILLE                       KY

EASTGATE SHOPPING CENTER                       152,855                     18             Fee               89
MIDDLETOWN                       KY

LIBERTY PLAZA                                  215,549                     26             Fee               85
RANDALLSTOWN                     MD

SHOPPING CENTER - SALISBURY                    109,513                     16             Fee                0
SALISBURY                        MD

MAPLE VILLAGE SHOPPING CENTER                  280,521                     32             Fee               92
ANN ARBOR                        MI

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                             As of December 31, 1998


                                                          Description
                                              ----------------------------------       Type of          Percent
         Property                              Sq. Ft.       Units        Acres        Interest          Rented
-------------------------------------          -------       -----        -----        --------          ------
      Shopping Centers
-------------------------------------

FARMINGTON CROSSROADS                           84,310                      8             Fee              100
FARMINGTON                       MI

DELTA CENTER                                   173,619                     16             Fee               97
LANSING                          MI

HAMPTON VILLAGE CENTRE                         460,268                     79             Fee               99
ROCHESTER HILLS                  MI

FASHION CORNERS                                188,874                     15             Fee &             79
SAGINAW                          MI                                                       Leasehold

HALL ROAD CROSSING                             176,467                     27             Fee              100
SHELBY                           MI

SOUTHFIELD PLAZA                               106,948                      9             Fee              100
SOUTHFIELD                       MI

DELCO PLAZA                                    154,853                     15             Fee              100
STERLING HEIGHTS                 MI

WASHTENAW FOUNTAIN PLAZA                       136,103                     12             Fee               99
YPSILANTI                        MI

SHOPPING CENTER - GOLDSBORO                     79,579                     10             Fee              100
GOLDSBORO                        NC

SHOPPING CENTER - WILSON                       104,982                     17             Fee               76
WILSON                           NC

LAUREL SQUARE                                  246,235                     35             Fee               97
BRICKTOWN                        NJ

HAMILTON PLAZA                                 149,060                     18             Fee               99
HAMILTON                         NJ

BENNETTS MILLS PLAZA                           102,238                     13             Fee               95
JACKSON                          NJ

MIDDLETOWN PLAZA                               122,558                     19             Fee               82
MIDDLETOWN                       NJ

TINTON FALLS PLAZA                             100,582                      7             Fee               93
TINTON FALLS                     NJ

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                             As of December 31, 1998


                                                          Description
                                              ----------------------------------       Type of          Percent
         Property                              Sq. Ft.       Units        Acres        Interest          Rented
-------------------------------------          -------       -----        -----        --------          ------
      Shopping Centers
-------------------------------------

RENAISSANCE CENTER EAST                        145,578                     15             Fee               96
LAS VEGAS                        NV

UNIVERSITY MALL                                 78,738                     25             Fee               81
CANTON                           NY

CORTLANDVILLE                                  100,300                     13             Fee               95
CORTLAND                         NY

KMART PLAZA                                    115,500                     11             Fee              100
DEWITT                           NY

D & F PLAZA                                    191,733                     30             Fee               75
DUNKIRK                          NY

SHOPPING CENTER - ELMIRA                        54,400                      5             Fee              100
ELMIRA                           NY

PYRAMID MALL                                   233,137                     37             Fee               81
GENEVA                           NY

SHOPPING CENTER - GLOVERSVILLE                  45,111                      4             Fee               62
GLOVERSVILLE                     NY

MCKINLEY PLAZA                                  92,782                     20             Fee               92
HAMBURG                          NY

CAYUGA PLAZA                                   199,533                     22             Fee               95
ITHACA                           NY

SHOPS @ SENECA MALL                            237,202                     30             Fee               87
LIVERPOOL                        NY

TRANSIT ROAD PLAZA                             138,119                     15             Fee              100
LOCKPORT                         NY

SHOPPING CENTER - MARCY                        123,380                     21             Fee                2
MARCY                            NY

WALLKILL PLAZA                                 203,234                     24             Fee              100
MIDDLETOWN                       NY

MONROE SHOPRITE PLAZA                          122,394                     12             Fee              100
MONROE                           NY

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                             As of December 31, 1998


                                                          Description
                                              ----------------------------------       Type of          Percent
         Property                              Sq. Ft.       Units        Acres        Interest          Rented
-------------------------------------          -------       -----        -----        --------          ------
      Shopping Centers
-------------------------------------

ROCKLAND PLAZA                                 248,014                     28             Fee               98
NANUET                           NY

SOUTH PLAZA                                    143,665                     36             Fee               78
NORWICH                          NY

WESTGATE PLAZA - ONEONTA                        71,952                     11             Fee               97
ONEONTA                          NY

OSWEGO PLAZA                                   128,087                     20             Fee               98
OSWEGO                           NY

MOHAWK ACRES                                    97,682                     13             Fee               73
ROME                             NY

MONTGOMERY WARD                                 84,000                      7             Fee                0
ROME                             NY

PRICE CHOPPER PLAZA                             78,400                      6             Fee              100
ROME                             NY

WESTGATE MANOR PLAZA - ROME                     65,813                     15             Fee               91
ROME                             NY

NORTHLAND                                      122,666                     23             Fee               92
WATERTOWN                        NY

HARBOR PLAZA                                    51,794                      7             Fee               78
ASHTABULA                        OH

BELPRE PLAZA                                    88,426                      8             Leasehold         98
BELPRE                           OH

SOUTHWOOD PLAZA                                 82,952                     44             Fee               95
BOWLING GREEN                    OH

BRENTWOOD PLAZA                                234,663                     20             Fee               63
CINCINNATI                       OH

DELHI SHOPPING CENTER                          166,497                     15             Fee               91
CINCINNATI                       OH

WESTERN VILLAGE SHOPPING CENTER                138,625                     13             Fee              100
CINCINNATI                       OH

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                             As of December 31, 1998


                                                          Description
                                              ----------------------------------       Type of          Percent
         Property                              Sq. Ft.       Units        Acres        Interest          Rented
-------------------------------------          -------       -----        -----        --------          ------
      Shopping Centers
-------------------------------------
CROWN POINT SHOPPING CENTER                    147,427                     16              Fee              90
COLUMBUS                         OH

SOUTH TOWNE CENTRE                             308,722                     29              Fee              99
DAYTON                           OH

HERITAGE SQUARE                                232,132                     29              Fee              89
DOVER                            OH

MIDWAY CROSSING                                138,675                     15              Fee              82
ELYRIA                           OH

FAIRFIELD MALL                                  73,361                      9              Fee              93
FAIRFIELD                        OH

SILVER BRIDGE PLAZA                            145,481                     20              Fee              92
GALLIPOLIS                       OH

SHOPPING CENTER - GENOA                         16,500                      2              Fee              85
GENOA                            OH

PARKWAY PLAZA                                  140,021                     12              Fee              43
MAUMEE                           OH

NEW BOSTON SHOPPING CENTER                     233,711                     22              Fee             100
NEW BOSTON                       OH

MARKET PLACE                                   169,311                     18              Fee              88
PIQUA                            OH

BRICE PARK SHOPPING CENTER                     168,282                     15              Fee              99
REYNOLDSBURG                     OH

CENTRAL AVE MARKET PLACE                       157,383                     18              Fee              91
TOLEDO                           OH

GREENTREE SHOPPING CENTER                      128,501                     13              Fee              95
UPPER ARLINGTON                  OH

BETHEL PARK PLAZA                              224,069                     23              Fee             100
BETHEL PARK                      PA

DILLSBURG SHOPPING CENTER                       68,848                     22              Fee             100
DILLSBURG                        PA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                             As of December 31, 1998


                                                          Description
                                              ----------------------------------       Type of          Percent
         Property                              Sq. Ft.       Units        Acres        Interest          Rented
-------------------------------------          -------       -----        -----        --------          ------
      Shopping Centers
-------------------------------------

NEW GARDEN SHOPPING CENTER                     148,525                     19              Fee              70
KENNETT SQUARE                   PA

STONEMILL PLAZA                                 94,541                     21              Fee              88
LANCASTER                        PA

CROSSROADS PLAZA                               105,292                     14              Fee              98
MT. PLEASANT                     PA

STRAWBRIDGE'S                                  313,000                     12              Fee             100
PHILADELPHIA                     PA

ROOSEVELT MALL NE                              207,603                     21              Fee              87
PHILADELPHIA                     PA

IVYRIDGE SHOPPING CENTER                       112,278                      9              Fee              99
PHILADELPHIA                     PA

ROOSEVELT MALL ANNEX                            35,710                      4              Fee             100
PHILADELPHIA                     PA

ACME MARKET                                     34,000                      3              Fee             100
PHILADELPHIA                     PA

ST MARY'S PLAZA                                107,950                     11              Fee              99
ST MARY'S                        PA

NORTHLAND CENTER                               105,307                     15              Fee &            99
STATE COLLEGE                    PA                                                        Leasehold

HAMPTON SQUARE SHOPPING CENTER                  62,933                      7              Fee              89
UPPER SOUTH HAMPTON              PA

SHOPS AT PROSPECT                               63,392                      9              Fee              94
WEST HEMPFIELD                   PA

YORK MARKETPLACE                               269,900                     34              Fee &           100
YORK                             PA                                                        Leasehold

CONGRESS CROSSING                              172,305                     39              Fee             100
ATHENS                           TN

WEST TOWNE SQUARE SHOPPING CENT                99,224                      11              Fee              76
ELIZABETHTON                     TN

GREENEVILLE COMMONS                            223,118                     26              Fee             100
GREENEVILLE                      TN

KINGS GIANT SHOPPING CENTER                    161,907                     18              Leasehold        99
KINGSPORT                        TN

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                              Summary of Properties
                             As of December 31, 1998


                                                          Description
                                              ----------------------------------       Type of          Percent
         Property                              Sq. Ft.       Units        Acres        Interest          Rented
-------------------------------------          -------       -----        -----        --------          ------
     Shopping Centers
-------------------------------------

GEORGETOWN SQUARE                              104,117                     11              Fee              96
MURFREESBORO                      TN

SHOPPING CENTER - COLONIAL HTS                  80,363                     10              Fee               0
COLONIAL HEIGHTS                  VA

HANOVER SQUARE SHOPPING CENTER                 129,601                     14              Fee              97
MECHANICSVILLE                    VA

VICTORIAN SQUARE                               271,215                     34              Fee              99
MIDLOTHIAN                        VA

CAVE SPRING CORNERS SHOPPING CTR               171,125                     16              Fee             100
ROANOKE                           VA

HUNTING HILLS SHOPPING CENTER                  166,207                     15              Fee              99
ROANOKE                           VA

SHOPPING CENTER - SPOTSYLVANIA                  83,374                      8              Fee             100
SPOTSYLVANIA                      VA

LAKE DRIVE PLAZA                               148,060                     14              Fee              79
VINTON                            VA

RIDGEVIEW CENTRE                               176,690                     30              Fee              97
WISE                              VA

MOUNDSVILLE PLAZA                              172,263                     29              Fee              90
MOUNDSVILLE                       WV

GRAND CENTRAL PLAZA                             74,017                      7              Leasehold       100
PARKERSBURG                       WV

KMART PLAZA                                    106,258                     14              Fee             100
VIENNA                            WV


               Vacant Land
------------------------------------
1 NORTH CENTRAL AVENUE                                                      1              Fee
HARTSDALE                         NY

ROXBURY TOWNSHIP
ROXBURY                           NJ                                        6              Fee

ITEM 3. LEGAL PROCEEDINGS

         The Trust is not presently involved in any material pending legal proceedings nor, to its knowledge, is any material litigation threatened against the Trust or its properties, other than litigation arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders of the Trust during the fourth quarter of 1998.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

(a)      Market Information

         The following table shows the high and low sales price for the Trust's Shares of Beneficial Interest on the New York Stock Exchange, as well as cash distributions paid, for the periods indicated.

                                                                                    Cash Distributions Paid per
                                             High                 Low               Share of Beneficial Interest
                                             ----                 ---               ----------------------------
             1997(1)
          First Quarter                      22.00               21.13                           .3550
         Second Quarter                      25.63               21.63                           .3575
          Third Quarter                      24.50               21.38                           .3600
         Fourth Quarter                      23.63               21.50                           .3625
                                                                                                ------

                                                            TOTAL                               1.435

             1998(1)
          First Quarter                      24.75               22.57                           .3650
         Second Quarter                      26.00               23.57                           .3675
          Third Quarter                      26.13               24.00                           .3700
         Fourth Quarter                      25.63               22.25                           .3725
                                                                                                ------

                                                            TOTAL                               1.475

         (1) Represents the quarters in the fiscal year ended July 31, 1997 or July 31, 1998, as appropriate.

         For the period from August 1, 1998 to September 28, 1998, the high and low sales price for the Trust's Shares of Beneficial Interest on the New York Stock Exchange was $23.25 and $19.31, respectively. During that period, the Trust paid a cash distribution of $.375 per Share of Beneficial Interest.

         In connection with the Merger, on September 28, 1998, the Trust became a wholly owned subsidiary of New Plan Excel, and the Trust's Shares of Beneficial Interest ceased trading on the New York Stock Exchange after the close of trading on that date. As a result, there is currently no established public trading market for the Shares of Beneficial Interest.

(b)      Distributions

         Prior to the Merger, the Trust paid regular and uninterrupted cash distributions on its Shares of Beneficial Interest since it commenced operations as a REIT in 1972. From the inception of the Trust to the Merger, each distribution was either equal to or greater than the distribution immediately preceding it, and the distributions increased in each of the last 77 consecutive quarters during that period.

         During the period from August 1, 1998 to September 28, 1998, the Trust made distributions to shareholders aggregating $23.9 million. As a result of the Merger, since September 28, 1998, the Trust has been a wholly owned subsidiary of New Plan Excel. During the period from September 28, 1998 through December 31, 1998, the Trust did not make any distributions to its sole shareholder (i.e., New Plan Excel). The Trust may in the future make distributions to New Plan Excel as, if and when declared by the Board of Trustees of the Trust.

         During the period from August 1, 1998 to September 28, 1998, the Trust had a Dividend Reinvestment and Share Purchase Plan which allowed shareholders to acquire additional Shares of Beneficial Interest by automatically reinvesting distributions. In connection with the Merger, on September 28, 1998, the Trust became a wholly owned subsidiary of New Plan Excel, and, as a result, the Plan was effectively terminated.

ITEM 6. SELECTED FINANCIAL DATA

         The financial data included in this table have been selected by the Trust and have been derived from the consolidated financial statements for the periods indicated and should be read in conjunction with the audited financial statements included in Item 14(a) of this Transition Report on Form 10-K.

                                                                  NEW PLAN REALTY TRUST AND SUBSIDIARIES
                                                               (In Thousands, Except for Per Share Amounts)
                                         Five months
                                            ended                           Years Ended July 31,
                                         December 31,    ----------------------------------------------------------
                                             1998             1998           1997            1996            1995
                                             ----             ----           ----            ----            ----
Statement of Income Data:
Revenue                                $    113,329      $   250,259     $   206,821    $   167,606     $   130,576
Operating expenses                           71,409          156,875         127,578         94,868          65,572
                                       ------------      -----------     -----------    -----------     -----------
                                             41,920           93,384          79,243         72,738          65,004
(Loss)/gain on sales of
  properties and
  securities, net                                34             (41)              (3)           399             228
                                       ------------      -----------     ------------   -----------     -----------
                                             41,954           93,343          79,240         73,137          65,232
Other deductions                              1,077            2,770           2,203          2,616           2,516
                                       ------------      -----------     -----------    -----------     -----------
Net income                             $     40,877      $    90,573     $    77,037    $    70,521     $    62,716
                                       ============      ===========     ===========    ===========     ===========
Net income per share of
beneficial
  interest
  Basic                                         --(1)    $      1.43     $      1.31    $      1.25     $      1.19
  Diluted                                       --(1)    $      1.42     $      1.30    $      1.25     $      1.18
Weighted average number of
  shares of beneficial interest
  outstanding
  Basic                                         --(1)         59,365          58,461         56,484          52,894
  Diluted                                       --(1)         59,774          58,735         56,642          53,040

Balance Sheet Data:
Total assets                           $  1,394,698      $ 1,384,525     $ 1,261,144    $   945,394     $   796,636
Long-term debt
  obligations                          $    530,772      $   576,888     $   478,207    $   238,426     $   206,652
Shareholders' equity                   $    786,059      $   764,527     $   744,995    $   659,354     $   570,529

Other Data:
Distributions per share of
  beneficial interest                           --(1)    $     1.475     $     1.435    $     1.395     $     1.355
                                                         -----------     -----------    -----------     -----------

-----------------------------

(1) Since the Merger on September 28, 1998, there has been only one outstanding Share of Beneficial Interest of the Trust. See "Business -- Narrative Description of Business -- Developments from August 1998 to December 1998 -- The Merger."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      Liquidity and Capital Resources

         On December 31, 1998, the Trust had approximately $27.6 million in available cash, cash equivalents, mortgages and notes receivable and marketable securities.

         During the five-month period ended December 31, 1998, the Trust paid approximately $17.1 million to acquire three shopping centers containing approximately 152,000 gross leasable square feet and one apartment property containing 279 units.

         Debt as of December 31, 1998 consisted of $116.9 million of mortgages payable having a weighted average interest rate of 7.7%, as well as $413.9 million of notes payable with a weighted average interest rate of 7.0%. The $2.8 million increase from August 1, 1998 to December 31, 1998 in mortgages payable was the net result of the assumption of a $4.7 million mortgage in connection with the purchase of a property and the repayment of $1.9 of existing mortgages. The reduction from August 1, 1998 to December 31, 1998 of $49 million of notes payable was the result of the repayment of two issues of unsecured notes and the issuance of one series of new notes. In connection with the Merger, on September 28, 1998, the Trust guaranteed the borrowings of New Plan Excel under New Plan Excel's $300 million revolving credit facilities.

         During the five-month period, the Trust made distributions to shareholders of $23.9 million and paid $17.3 million for improvements to existing properties.

         Other sources of funds are available to the Trust. Based on management's internal valuation of the Trust's properties, most of which are free and clear of mortgages, the estimated value is considerably in excess of the outstanding mortgage indebtedness totaling $116.9 million. Accordingly, management believes that potential exists for additional mortgage financing as well as unsecured borrowing capacity from banks and other lenders.

         The Trust holds debt instruments which are sensitive to changes in interest rates and marketable equity securities which are sensitive to market price changes. With respect to the Trust's debt instruments, the maturity, weighted average interest rates and fair value are presented in Notes D, E and K to the Consolidated Financial Statements. With respect to the Trust's marketable equity securities, the cost and fair value are presented in Note B to the Consolidated Financial Statements.

         In the normal course of business, the Trust also faces risks that are either non-financial or non-qualitative. Such risks principally include credit risks and legal risks and are not included in the aforementioned notes.

(b)      Year 2000 Compliance

         Year 2000 Compliance Readiness

         The Trust's centralized corporate business and technical information systems have been assessed as to Year 2000 compliance and functionality. Year 2000 compliance issues with respect to the Trust's internal business and technical information systems were substantially remediated as of December 31, 1998. See " -- Year 2000 Compliance Detail" below. In addition, the Trust has completed the identification and review of computer hardware and software suppliers and has verified the Year 2000 preparedness of these suppliers.

         Year 2000 Compliance Detail

         The Trust addressed the Year 2000 issue with respect to the following:
(i) the Trust's information technology and operating systems, including its billing, accounting and financial reporting systems; (ii) the Trust's non-information technology systems, including building access, parking lot light and energy management, equipment and other infrastructure systems that may contain or use computer systems or embedded micro controller technology; and
(iii) certain systems of the Trust's major suppliers and material service providers (insofar as such systems relate to the Trust's business activities such as payroll, health services and alarm systems). As described below, the Trust's Year 2000 review involves (a) an assessment of the Year 2000 problems that may affect the Trust, (b) the development of remedies to address the problems discovered in the assessment phase, to the extent practical or feasible, (c) the testing of such remedies and (d) the preparation of contingency plans to deal with worst case scenarios.

         Assessment Phase

         As part of the internal assessment phase, the Trust has attempted to substantially identify all the major components of the systems described above. In determining the extent to which such systems are vulnerable to the Year 2000 issue, the Trust is evaluating internally developed and/or purchased software applications and property operational control systems (e.g., heating ventilation and air conditioning (HVAC), lighting timers, alarms, fire, sewage and access). In addition, in October 1998, the Trust began sending letters to or making inquiries of certain of its major suppliers and service providers, requesting them to provide the Trust with assurance of existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to their activities with the Trust. The Trust expects that it will complete its distribution of these inquiries by April 30, 1999. The Trust is requesting that all responses to the inquiries be returned to it no later than May 31, 1999.

         Remediation and Testing Phase

         Based upon the assessment and remediation efforts to date, the Trust has completed, tested and put on line the Year 2000 compliance modification in all the internally developed software for its accounting and property management applications. The Trust's computer terminals or personal computers are Year 2000 compliant in all material respects. The Trust has secured software to upgrade that part of the computer that will make it compliant. That part is called the BIOS chip or Basic Input Output System. If there is any unforeseen problem with a particular unit it will be replaced. Replacements are readily available. Based on an inventory by model type of the Trust's personal computers, BIOS chip Year 2000 issues are not expected to be material. A conservative, "worst case" scenario is included in the cost estimate. The versions of the purchased software that the Trust uses for spread sheet analysis, database applications, word processing systems and its apartment rent collection system have been tested and are compliant. The outsourced payroll service and the integrated internal input system are compliant. The New York corporate office phone, communication and data collection networks are Year 2000 compliant; however, based on the expanded needs of the Trust, replacement of the phone system (including the voicemail system) is scheduled to occur by June 30, 1999. Phone systems at other than corporate office locations are Year 2000 compliant. Phone systems at the apartment communities are 87% Year 2000 compliant. The balance of the phone systems at the apartment communities are scheduled to be reviewed and be Year 2000 compliant by June 1999. The cost estimates derived from this assessment are treated as worst case. The Trust's shopping centers are all "open air" type and are simple and very limited in terms of technology. Field systems for shopping center HVAC, sprinkler and lighting are more than 95% reviewed and Year 2000 compliant for those systems supplied by the Trust (some are supplied by tenants). The systems not supplied by the Trust are being reviewed and are projected to not have a material impact. All of the 54 apartment communities have had reviews completed and, except for phone systems (as discussed above), are Year 2000 compliant. All of the six factory outlets had reviews completed and, except for one minor item, are Year 2000 compliant. This one item is an electronic variable message sign at one property, which is expected to be Year 2000 compliant by the second quarter of 1999.

         Costs Related to the Year 2000 Issue

         The total historical or anticipated remaining costs for the Year 2000 remediation are estimated to be immaterial to the Trust's financial condition. The costs to date have been expensed as incurred and consist of immaterial internal staff costs and other expenses such as telephone and mailing costs. The Trust currently estimates that to have all systems Year 2000 compliant will require certain additional expenditures. At this time, the expenditures are expected to range from a total of $60,000 to a "worst case" of $260,000.

         Risks and Contingency Plans

         Considering the substantial progress made to date, the Trust does not anticipate delays in finalizing internal Year 2000 remediation within remaining time schedules. However, third parties having a material relationship with the Trust (e.g., utilities, financial institutions, major tenants, suppliers, governmental agencies and municipalities) may be a potential risk based on their individual Year 2000 preparedness which may not be within the Trust's reasonable control. The failure of critical third parties' computer software programs and operating systems to achieve Year 2000 compliance may result in system malfunctions or failures. Such an occurrence would potentially affect the ability of the third party to operate its business and thereby raise adequate revenue to meet its contractual obligations to the Trust or provide services to the Trust. In that event, the Trust may not receive revenue or services that it had otherwise expected to receive pursuant to existing leases and contracts. The failure of critical third parties to achieve Year 2000 compliance may have a material adverse impact on the Trust's business, operating results and financial condition.

         The Trust is in the process of identifying and reviewing the Year 2000 preparedness of critical third parties. Anticipated completion of this review is May 31, 1999. Pending the results of that review, the Trust will determine what course of action and contingencies, if any, will need to be made.

         Although the Trust's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Trust's business, operating results and financial condition, the actual effects of the issue and the success or failure of the Trust's efforts cannot be known until the year 2000. At this point, the Trust believes that the most likely external sources of a material adverse impact on the Trust's business, operating results and financial condition as a result of Year 2000 issues are utilities (i.e., electricity, natural gas, telephone service and water) furnished by third parties to the Trust and a wide universe of other customers, none of which utilities are readily available from alternate sources. The reasonably likely worst case scenario that could affect the Trust's business, operating results and financial condition would be a widespread prolonged power failure affecting a substantial number of the geographic regions in which the Trust's properties are located. In the event of such a widespread prolonged power failure, a significant number of tenants may not be able to operate their stores and, as a result, their ability to pay rent could be substantially impaired. The Trust is not aware of an economically feasible contingency plan which could be implemented to prevent such a power failure from having a material adverse effect on the Trust's business, operating results and financial condition.

(c)      The Merger

         Immediately following the Merger on September 28, 1998, approximately
88.2 million shares of New Plan Excel Common Stock were outstanding and former holders of the Trust's Shares of Beneficial Interest held approximately 65% of those shares. As further provided in the Merger Agreement, since September 28, 1998, the Board of Trustees of the Trust and the Board of Directors of New Plan Excel have consisted of the six former members of Excel's Board and the nine former members of the Trust's Board. The Merger has, for financial accounting purposes, been accounted for as a purchase by the Trust of Excel using the purchase method of accounting. The transaction was completed on September 28, 1998.

(d)      New Accounting Standards

         During 1998, the Financial Accounting Standards Board issued (a) No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997, (b) No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997, (c) No. 132 "Employers Disclosure About Pensions and Other Postretirement Benefits" ("SFAS 132"), which is effective for fiscal years beginning after December 15, 1997, and (d) No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. Management adopted SFAS 130, 131, 132 and 133 for the five months ended December 31, 1998.

         In addition, during 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), each of which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that certain costs incurred in conjunction with start-up activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. Management believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a significant impact on the Trust's financial statement.

(e)      Results of Operations

         Results of Operations for the Five Months Ended December 31, 1998 and 1997

         The following table presents the Income Statements for the five months ended December 31, 1998 and 1997 (in thousands).

                                                   (Audited)          (Unaudited)
                                               Dec. 31, 1998        Dec. 31, 1997
                                               -------------        -------------
Revenues:
     Rental income and related revenues            $ 112,384            $  98,827
     Interest and dividend income                        945                1,630
                                                   ---------            ---------
Total revenues                                       113,329              100,457
                                                   ---------            ---------
Operating expenses:
     Operating costs                                  26,770               25,325
     Real estate and other taxes                      10,306                9,047
     Interest expense                                 17,436               14,309
     Depreciation and amortization                    14,467               12,544
     Provision for doubtful accounts                   2,430                1,675
                                                   ---------            ---------
Total operating expenses                              71,409               62,900
                                                   ---------            ---------
                                                      41,920               37,557
     Administrative expenses                           1,077                1,143
                                                   ---------            ---------
Income before (loss)/gain on
     sale of properties and securities:               40,843               36,414
     Gain/(loss) on sale of properties
     and securities, net                                  34                  (67)
                                                   ---------            ---------
Net income                                         $  40,877            $  36,347
                                                   =========            =========

                  Revenues

         Total revenues increased approximately $12.9 million to $113.3 million. The increase in rental revenues was primarily the result of the acquisition of 18 properties since December 1997 and revenue increases in properties owned more than one year. The decrease of $685,000 in investment revenue was due to lower balances available for investment.

                  Operating Expenses

         Total operating expenses increased $8.5 million to $71.4 million. Operating costs increased $1.4 million to $26.8 million. The increase was due to newly acquired properties. Real estate and other taxes increased $1.3 million to $10.3 million. The principal reason for this increase was the larger portfolio of properties. Interest expense increased approximately $3.1 million to $17.4 million. This increase was due to the issuance, in January 1998, of $50 million of notes, which were used to fund the Trust's property acquisition program, and the assumption of $56.7 million of mortgage debt in connection with property acquisitions. Depreciation and amortization of properties increased approximately $1.9 million to $14.5 million because of the acquisition of properties. Provision for doubtful accounts, net of recoveries, increased $.8 million to $2.4 million. This was due to an increase in delinquencies and a higher level of revenue.

         Administrative Expenses, as a percentage of revenue, decreased slightly to 1% compared to 1.1% in last year's comparable period.

         Funds from operations ("FFO"), defined as net income plus depreciation and amortization of real estate, less gains from sales of assets and securities, increased $6.3 million to $55.3 million from $49.0 million in the prior year's comparable five-month period. FFO is presented because industry analysts and the Trust consider FFO to be an appropriate supplemental measure of performance of REITs. FFO is not a substitute for cash funds generated from operating activities or net income as determined in accordance with generally accepted accounting principles, as a measure of profitability or liquidity. FFO as defined by the Trust may not be comparable to the definition used by other REITs.

         Fiscal Year Ended July 31, 1998 Compared to Fiscal Year Ended July 31, 1997

         In fiscal 1998, total revenues increased $43.4 million to $250.3 million. The increase was in rental income and related revenues and came from all categories of properties. Interest and dividend income decreased approximately $800,000 because of lower average investment balances.

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

         Net income applicable to Shares of Beneficial Interest increased $8.1 million to $84.7 million and earnings per Share of Beneficial Interest increased to $1.42 per share (on a diluted basis) from $1.30 per share (on a diluted basis). The increase is net of $5.9 million of distributions to holders of preferred shares of the Trust.

         FFO, defined as net income plus depreciation and amortization of real estate, less gains from sales of assets and securities, increased $20.2 million to $122.2 million. FFO is presented because industry analysts and the Trust consider FFO to be an appropriate supplemental measure of performance of REITs. FFO is not a substitute for cash funds generated from operating activities or net income as determined in accordance with generally accepted accounting principles, as a measure of profitability or liquidity. FFO as defined by the Trust may not be comparable to the definition used by other REITs.

         During the twelve months ended July 31, 1998, distributions declared and paid were $1.475 per Share of Beneficial Interest, a $.04 per share increase over fiscal 1997. The most recent distribution declaration for Shares of Beneficial Interest was $.3725 per share ($1.49 on an annualized basis).

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

         Net income applicable to Shares of Beneficial Interest increased $6.1 million to $77 million and earnings per Share of Beneficial Interest increased to $1.30 per share (on a diluted basis) from $1.25 per share. The increase is net of $461,000 of distributions to holders of preferred shares of the Trust.

         FFO, defined as net income plus depreciation and amortization of real estate, less gains from sales of assets and securities, increased $11.9 million to $102 million. FFO is presented because industry analysts and the Trust consider FFO to be an appropriate supplemental measure of performance of REITs. FFO is not a substitute for cash funds generated from operating activities or net income as determined in accordance with generally accepted accounting principles, as a measure of profitability or liquidity. FFO as defined by the Trust may not be comparable to the definition used by others REITs.

         During fiscal 1997, distributions declared and paid were $1.435 per Share of Beneficial Interest, a $.04 per share increase over fiscal 1996. The most recent distribution declaration for Shares of Beneficial Interest was $.365 per share, which is $1.46 per share on an annualized basis.

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

         Net income applicable to Shares of Beneficial Interest increased $7.8 million to $70.5 million and earnings per Share of Beneficial Interest increased to $1.25 per share (on a diluted basis) from $1.18 per share.

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

         During fiscal 1996, distributions declared and paid were $1.395 per Share of Beneficial Interest, a $.04 per share increase over the preceding year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of December 31, 1998, the Trust had approximately $108.6 million of outstanding floating rate debt and had guaranteed approximately $200.5 million of outstanding floating rate debt of New Plan Excel. The Trust does not believe that the interest rate risk represented by its floating rate debt, together with the floating rate debt of New Plan Excel guaranteed by the Trust, is material as of that date in relation to the approximately $580.8 million of outstanding total debt of the Trust and the approximately $1.4 billion of total assets of the Trust as of that date.

         The Trust was not a party to any hedging agreements with respect to its floating rate debt as of December 31, 1998. In the event of a significant increase in interest rates, the Trust would consider entering into hedging agreements with respect to all or a portion of its floating rate debt. Although hedging agreements would enable the Trust to convert floating rate liabilities into fixed rate liabilities, such agreements would expose the Trust to the risk that the counterparties to such hedge agreements may not perform, which could increase the Trust's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Trust would enter into would be major financial institutions. The Trust may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of any hedging agreements that the Trust may enter into in the future, would increase the Trust's interest expense, which would adversely affect cash flow and the ability of the Trust to service its debt. If the Trust enters into any hedging agreements in the future, decreases in interest rates thereafter would increase the Trust's interest expenses as compared to the underlying floating rate debt and could result in the Trust making payments to unwind such agreements.

         As of December 31, 1998, the Trust had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements required by this item appear with an Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules, starting on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.



                                    PART III


ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

         As of December 31, 1998, the Board of Trustees consisted of nine trustees. In connection with the Merger on September 28, 1998, the Board of Trustees was expanded to consist of 15 trustees. See "Business -- Narrative Description of Business -- Developments from August 1998 to December 1998 -- The Merger." The trustees are divided into three classes which consist of five trustees whose terms expire at the 1999 annual meeting of shareholders (Messrs. Bernstein, Bottorf, Lindquist, Parsons and White), five trustees whose terms expire at the 2000 annual meeting of shareholders (Messrs. Sabin, Steuterman, Staller, Melvin Newman and Wetzler) and five trustees whose terms expire at the 2001 annual meeting of shareholders (Messrs. William Newman, Laubich, Muir, Gold and Wilmot). At each of the respective annual meetings, five trustees will be elected, each to hold office for a specified term and until his successor is elected and qualified.

         In addition, information with respect to certain of the trustees includes service as a member of the board of directors of ERT Development Corporation ("EDV") and the board of directors of Excel Legacy Corporation ("Excel Legacy"). EDV is an affiliate of New Plan Excel. Excel Legacy was spun-off by Excel in March 1998 through the distribution, on a pro-rata basis, to the holders of Excel's common stock of all of the common stock of Excel Legacy held by Excel.

         Biographical Information of the Trustees

         William Newman, age 72, has been Chairman of the Board of Directors of New Plan Excel since September 1998 and Chairman of the Board of Trustees of the Trust since its organization in 1972. He served as Chief Executive Officer of the Trust from 1972 to September 1998 and as President of the Trust from 1972 to 1988. He served as President and Chief Executive Officer of the Trust's predecessor corporation, New Plan Realty Corporation, from the corporation's organization in 1961 through its reorganization into the Trust in 1972. He is a past Chairman of the National Association of Real Estate Investment Trusts and has been actively involved in real estate for over 50 years.

         Arnold Laubich, age 69, has been a director of New Plan Excel since September 1998 and a trustee of the Trust since 1988. He has been Chief Executive Officer of New Plan Excel and the Trust since September 1998. He was President and Chief Operating Officer of the Trust from 1988 to September 1998. From 1972 to 1988, Mr. Laubich was President of Dover Management Corporation, which, during that period, managed the Trust's properties.

         Gary B. Sabin, age 44, has been a director of New Plan Excel since 1989 and a trustee of the Trust since September 1998. He has served as President of New Plan Excel since 1989 and of the Trust since September 1998. He served as Chairman of the Board of Directors and Chief Executive Officer of New Plan Excel from 1989 to September 1998. Mr. Sabin has served as Chairman of the Board, President and Chief Executive Officer of Excel Legacy since April 1998. Since founding

Excel's predecessor corporation in 1977, Mr. Sabin also has served as Chief Executive Officer and a director of various affiliated companies, including EDV.

         James M. Steuterman, age 42, has been a director of New Plan Excel since September 1998 and a trustee of the Trust since 1990. He has served as Co-Chief Operating Officer of New Plan Excel and the Trust since September 1998. He has also served as Executive Vice President of New Plan Excel since September 1998 and of the Trust since 1994. Mr. Steuterman has been associated with the Trust since 1984 as a property acquisitions specialist, becoming Director of Acquisitions in 1986, a Vice President in 1988 and a Senior Vice President in 1989.

         Richard B. Muir, age 43, has been as a director of New Plan Excel since 1989 and a trustee of the Trust since September 1998. He has served as Co-Chief Operating Officer of New Plan Excel and the Trust since September 1998. He has also served as Executive Vice President of New Plan Excel since 1989 and of the Trust since September 1998. He served as Secretary of New Plan Excel from 1989 to September 1998. Mr. Muir has served as director, Executive Vice President and Secretary of Excel Legacy since April 1998. Mr. Muir has also served as an officer and director since 1978 of various affiliates of New Plan Excel, including EDV, primarily in executive capacities, including asset acquisition, financing and management.

         Dean Bernstein, age 41, has been a director of New Plan Excel since September 1998 and a trustee of the Trust since 1992. He has been Senior Vice President -- Finance and Multifamily of New Plan Excel and the Trust since September 1998. He served as Vice President -- Administration and Finance of the Trust from 1994 to September 1998 and as Assistant Vice President of the Trust from 1991 to 1994. Mr. Bernstein is the son-in-law of William Newman.

         Raymond H. Bottorf, age 57, has been a director of New Plan Excel since September 1998 and a trustee of the Trust since 1991. Mr. Bottorf has been the Managing Director of the New York office of the Global Property Team of ABN-AMRO, Inc., an investment bank, since 1997. From 1990 to 1997, he was the President and sole director of U.S. Alpha, Inc., New York, New York, a wholly owned subsidiary of Stichting Pensioenfonds (formerly Algemeen Burgerlijk Pensioenfonds), a Dutch pension fund.

         Norman Gold, age 68, has been a director of New Plan Excel since September 1998 and a trustee of the Trust since its organization in 1972. He has been active in the practice of law for 44 years and a partner of the law firm of Altheimer & Gray for over 35 years. He is also a trustee of Banyan Strategic Realty Trust, primarily an industrial and office REIT, which is not in any way related to or competitive with New Plan Excel.

         Boyd A. Lindquist, age 62, has been a director of New Plan Excel since 1992 and a trustee of the Trust since September 1998. Mr. Lindquist was the President, Chief Executive Officer and a director of Republic Bank, Torrance, California from July 1991 to October 1998. He currently is President and Chief Executive Officer of Republic Bank, Inc. (in organization). Mr. Lindquist has over 30 years' experience in managing financial institutions.

         Melvin Newman, age 57, has been a director of New Plan Excel since September 1998 and a trustee of the Trust since 1983. From 1972 to 1982, he was Vice President and General Counsel of the Trust. Mr. Newman is a private investor. Mr. Newman is the brother of William Newman.

         Robert E. Parsons, Jr., age 43, has been a director of New Plan Excel since 1989 and a trustee of the Trust since September 1998. He has served as a director of Excel Legacy since April 1998. Mr. Parsons is presently Executive Vice President and Chief Financial Officer of Host Marriott Corporation, a company he joined in 1981. He also serves as a director and an officer of several subsidiaries of Host Marriott Corporation, and as a director of Merrill Financial Corporation, a privately held real estate company. None of the companies for which Mr. Parsons serves as a director or executive officer is in any way related to or competitive with New Plan Excel.

         Bruce A. Staller, age 62, has been a director of New Plan Excel since 1989 and a trustee of the Trust since September 1998. Mr. Staller served as a director of Excel's predecessor corporation from 1987 to 1989. Prior to establishing Bruce Atwater Staller, Registered Investment Advisor in 1995, Mr. Staller served from 1988 to 1995 as President and director of First Wilshire Securities Management, Inc., a privately held investment advisor. Mr. Staller is also a founder and director of the Monrovia Schools Foundation, Inc., a private tax-exempt educational foundation which provides financial support to the Monrovia Unified School District.

         John Wetzler, age 53, has been a director of New Plan Excel since September 1998 and a trustee of the Trust since 1994. Mr. Wetzler has been President of Nautica Retail U.S.A., Inc., a subsidiary of Nautica Enterprises, Inc., the international men's apparel maker and marketer, since July 1994. From December 1988 to June 1994, he was the Executive Vice President of Nautica Retail U.S.A., Inc.

         Gregory White, age 42, has been a director of New Plan Excel since September 1998 and a trustee of the Trust since 1994. Mr. White has served as Senior Vice President of Conning Asset Management Company, an investment advisory firm, since August 1998. From 1992 to August 1998, Mr. White was a founding partner and Managing Director of Schroder Mortgage Associates in New York, New York. From 1988 to 1992, he was Managing Director of the Salomon Brothers Inc. real estate finance department. Mr. White also serves as a director of Acadia Realty Trust, primarily a neighborhood and community shopping center REIT, which is competitive with New Plan Excel and the Trust in certain markets.

         John H. Wilmot, age 56, has served as a director of New Plan Excel since 1989 and a trustee of the Trust since September 1998. He has served as a director of Excel Legacy since April 1998 and a director of EDV since April 1995. Mr. Wilmot, individually and through his wholly owned corporations, develops and manages real property, primarily in the Phoenix/Scottsdale area, and has been active in such business since prior to 1989.

         Meetings of the Board of Trustees

         From August 1, 1998 to December 31, 1998, the Board of Trustees held two meetings (including telephonic meetings) and took action by unanimous written consent five times. None of the trustees who served as a trustee attended during his period of service fewer than 75% of the aggregate of the total number of meetings of the Board of Trustees and of any meetings of committees on which he served during such period of service.

         Committees of the Board of Trustees

         As of August 1, 1998, the Board of Trustees had an Audit Committee. As of that date, the Audit Committee consisted of four trustees, Messrs. Gold, Wetzler, White and Bottorf, none of whom were employees of the Trust. The Audit Committee recommended to the Board of Trustees the selection of the independent auditors to be employed by the Trust and reviewed generally the Trust's internal and external audits and the results thereof. In connection with the Merger, since September 28, 1998, the Trust has not had an Audit Committee. The Audit Committee did not meet from August 1, 1998 to September 28, 1998.

         The Board of Trustees does not have a nominating committee or a compensation committee, nor does it have a committee performing the functions of a nominating committee or a compensation committee; the trustees perform the functions of those committees. However, from August 1, 1998 to September 28, 1998, the Board of Trustees had a Special Compensation Committee, which consisted of four of the Trust's non-employee trustees (Messrs. Bottorf, Gold, Wetzler and White). The Special Compensation Committee reviewed the compensation arrangements of Messrs. William Newman, Laubich, Steuterman and Bernstein, the trustees who also were, during that period, executive officers of the Trust. In connection with the Merger, since September 28, 1998, the Trust has not had a Special Compensation Committee.

         The Board of Trustees has four Stock Option Committees. As of December 31, 1998, the Trust had three Stock Option Committees to administer the Trust's 1997 Stock Option Plan: (i) a committee consisting of Messrs. Bottorf, Gold, Wetzler and White, which administers grants under the plan with respect to the trustees of the Trust who are executive officers of the Trust; (ii) a committee consisting of the entire Board of Trustees, which administers grants under the plan to certain designated executive officers of the Trust; and (iii) a committee consisting of Messrs. William Newman and Laubich, which administers grants under the plan to all other individuals who are employees of the Trust. The Trust's 1991 Stock Option Plan, the Trust's Amended and Restated 1985 Incentive Stock Option Plan and the Trust's Non-Qualified Stock Option Plan are administered by a stock option committee consisting of Messrs. William Newman, Gold and Laubich. The Trust's March 1991 Stock Option Plan is administered by a committee consisting of the entire Board of Trustees. None of these committees met between August 1, 1998 and December 31, 1998.

         In connection with the Merger, as of September 28, 1998, all outstanding options under the Trust's five stock option plans, whether or not then exercisable, were assumed by New Plan Excel and now represent an option to purchase the same number of shares of New Plan Excel Common Stock, at an exercise price per share equal to the per share exercise price of the Trust's Shares of Beneficial Interest subject to such options immediately prior to the Merger. Each such assumed option is exercisable upon the same terms and conditions as were applicable to the related options under the stock option plans of the Trust. Since the Merger, no stock options have been granted under any of the Trust's stock option plans. In the future, it is expected that no stock options will be granted under any of the Trust's stock option plans.

         Trustees' Compensation

         From August 1, 1998 to September 28, 1998, the trustees of the Trust who were not employees of the Trust each received $12,500 in annual trustee fees and $500 per meeting. In addition, the Trust reimbursed the trustees for travel expenses incurred in connection with their activities on behalf of the Trust. In connection with the Merger, since September 28, 1998, the trustees of the Trust no longer receive any trustee or meeting fees, although they continue to receive expense reimbursements.

         Executive Officers of the Trust

         The executive officers of the Trust and their principal functions are as follows:

        Name & Principal Position          Age
        -------------------------          ---
William Newman.......................       72      Chairman of the Board of Directors of New Plan Excel since
  Chairman of the Board of                          September 1998 and Chairman of the Board of Trustees of the
  Trustees                                          Trust since its organization in 1972; Chief Executive Officer of the Trust from 1972 to September 1998 and President of the
                                                    Trust from 1972 to 1988; President and Chief Executive Officer of the Trust's predecessor corporation from 1961 to 1972; a past Chairman of the National Association of Real Estate
                                                    Investment Trusts and actively involved in real estate for over 50 years.

Arnold Laubich.......................       69      Chief Executive Officer of New Plan Excel and the Trust since
  Chief Executive Officer                           September 1998; director of New Plan Excel since September
                                                    1998 and trustee of the Trust since 1988; President and Chief
                                                    Operating Officer of the Trust from 1988 to September 1998;
                                                    President of Dover Management Corp. (which previously managed the Trust's properties) from 1972 to 1988.

Gary B. Sabin........................       44      President of New Plan Excel since 1989 and of the Trust since
  President                                         September 1998; director of New Plan Excel since 1989 and
                                                    trustee of the Trust since September 1998; Chairman of the
                                                    Board of Directors and Chief Executive Officer of New Plan
                                                    Excel from 1989 to September 1998; Chairman of the Board,
                                                    President and Chief Executive Officer of Excel Legacy since
                                                    April 1998; since founding Excel's predecessor corporation in
                                                    1977, Chief Executive Officer, chairman of the board of
                                                    directors and a director of various affiliated companies,
                                                    including EDV.

James M. Steuterman..................       42      Co-Chief Operating Officer of New Plan Excel and the Trust
  Executive Vice President and                      since September 1998; Executive Vice President of New Plan
  Co-Chief Operating Officer                        Excel since September 1998 and of the Trust since 1994;
                                                    director of New Plan Excel since September 1998 and trustee of the Trust since 1990; associated with the Trust since 1984 as a property acquisitions specialist, becoming Director of
                                                    Acquisitions in 1986, a Vice President in 1988 and a Senior
                                                    Vice President in 1989.

Richard B. Muir......................       43      Co-Chief Operating Officer of New Plan Excel and the Trust
  Executive Vice President and                      since September 1998; Executive Vice President of New Plan
  Co-Chief Operating Officer                        Excel since 1989 and of the Trust since September 1998;
                                                    director of New Plan Excel since 1989 and trustee of the Trust since September 1998; Secretary of New Plan Excel from 1989 to
                                                    September 1998; director, Executive Vice President and
                                                    Secretary of Excel Legacy since April 1998; officer and
                                                    director since 1978 of various affiliates of New Plan Excel, including EDV, primarily in executive capacities, including asset acquisition, financing and management.

Jeffrey D. Egertson..................      46       Chief Financial Officer and Senior Vice President of New Plan
  Chief Financial Officer and Senior                Excel and of the Trust since January 1999; Vice President,
  Vice President                                    Financial Services of TrizecHahn from 1997 to 1999, and
                                                    partner in charge of real estate practices for the Los Angeles office of Coopers & Lybrand from 1989 to 1997.

William Kirshenbaum..................       63      Vice President of New Plan Excel since September 1998 and of
  Vice President and Treasurer                      the Trust since 1981; Treasurer of New Plan Excel since
                                                    September 1998 and of the Trust since 1983.

Dean Bernstein.......................       41      Senior Vice President--Finance and Multifamily of New Plan
  Senior Vice President--Finance and                Excel and the Trust since September 1998; director of New Plan
  Multifamily                                       Excel since September 1998 and trustee of the Trust since
                                                    1992; Vice President--Administration and Finance of the Trust
                                                    from 1994 to September 1998; Assistant Vice President of the
                                                    Trust from 1991 to 1994; son-in-law of William Newman.

Graham R. Bullick....................       48      Senior Vice President--Capital Markets of New Plan Excel since
  Senior Vice President--Capital Markets            1991 and of the Trust since September 1998; Senior Vice
                                                    President--Capital Markets of Excel Legacy since April 1998;
                                                    officer or director of (or otherwise employed by) various
                                                    affiliates of New Plan Excel (or its predecessor) since 1991, including EDV.

Mark T. Burton.......................       38      Senior Vice President--Acquisitions of New Plan Excel since
  Senior Vice President--Acquisitions               1995 and of the Trust since September 1998; Vice President of
                                                    New Plan Excel from 1989 to 1995; Senior Vice
                                                    President--Acquisitions of Excel Legacy since April 1998;
                                                    associated with New Plan Excel, its predecessor and its
                                                    affiliates since 1983; officer or director of (or otherwise employed by) various affiliates of New Plan Excel (or its
                                                    predecessor) since 1989, including EDV.

James DeCicco........................       52      Senior Vice President--Leasing of New Plan Excel since
  Senior Vice President--Leasing                    September 1998 and of the Trust since 1996; Vice President of the Trust from 1992 to 1996; employee of the Trust since 1991.

Thomas J. Farrell....................       42      Senior Vice President--Acquisitions of New Plan Excel and of
  Senior Vice President--Acquisitions               the Trust since September 1998; Vice President--Acquisitions of the Trust from 1994 to September 1998; previously a Vice
                                                    President at The Balcor Company, a real estate company.

S. Eric Ottesen......................       43      Senior Vice President--Legal Affairs and Secretary of New Plan
  Senior Vice President--Legal Affairs              Excel and the Trust since September 1998; Senior Vice
  and Secretary                                     President and General Counsel of New Plan Excel from 1995 to
                                                    September 1998; Assistant Secretary of New Plan Excel from
                                                    1996 to September 1998; Senior Vice President, General Counsel
                                                    and Assistant Secretary of Excel Legacy since April 1998;
                                                    officer or director of (or otherwise employed by) various
                                                    affiliates of New Plan Excel since 1995, including EDV; senior partner at a San Diego law firm from 1987 to 1995.

Ronald H. Sabin......................       48      Senior Vice President--Asset Management of New Plan Excel
  Senior Vice President--Asset                      since 1989 and of the Trust since September 1998; Senior Vice
  Management                                        President--Asset Management of Excel Legacy since April 1998;
                                                    officer or director of (or otherwise employed by) affiliates of New Plan Excel (or its predecessor) since 1979, including
                                                    EDV; brother of Gary B. Sabin.

Steven F. Siegel.....................       38      General Counsel of New Plan Excel since September 1998 and of
  Senior Vice President and General                 the Trust since 1991; Senior Vice President of New Plan Excel
  Counsel                                           and the Trust since September 1998; Secretary of the Trust from 1991 to September 1998.

John Visconsi........................       55      Vice President--Leasing of New Plan Excel since 1997 and of
  Vice President--Leasing                           the Trust since September 1998; Senior Vice President--Real
                                                    Estate of Price Enterprises, Inc. from 1996 to 1997; Director of Leasing and Land Development for The Hahn Co., a real
                                                    estate developer, from 1981 to 1996.

ITEM 11.      EXECUTIVE COMPENSATION


COMPENSATION TABLES

         The following tables contain certain compensation information for the two persons who served as Chief Executive Officer of the Trust during 1998 and the four other most highly compensated executive officers of the Trust (the "Named Executive Officers"):

         (a)      SUMMARY COMPENSATION TABLE(1)

                                                                                            Long-Term
                                                                                          Compensation
                                                           Annual Compensation             Securities
                                                         ----------------------            Underlying           All Other
             Name & Title                   Year         Salary           Bonus            Options (#)       Compensation (2)
             ------------                   ----         ------           -----            -----------       ----------------
William Newman, Chairman
   of the Board(3)...................    1998(4)         $484,423         $125,000                 --            $ 4,800
                                         1997(4)         $500,000         $125,000             37,500            $ 4,500
                                         1996(4)         $430,756         $ 75,000                 --            $25,337

Arnold Laubich, Chief Executive
   Officer(3)........................    1998(4)         $524,807         $340,000                 --            $ 4,800
                                         1997(4)         $500,000         $250,000             37,500            $ 4,500
                                         1996(4)         $444,085         $100,000                 --            $ 4,500

Gary B. Sabin, President.............    1998            $351,256(5)      $300,000(5)         190,700            $ 5,000
                                         1997            $282,562         $247,845            265,750            $ 4,750
                                         1996            $273,083         $137,500            103,000            $ 4,750

James M. Steuterman, Executive
   Vice President and Co-Chief
   Operating Officer.................    1998(4)         $324,846         $100,000              2,000            $ 4,800
                                         1997(4)         $290,000         $ 50,000             52,000            $ 4,500
                                         1996(4)         $232,693         $ 85,000              2,000            $ 4,500

Richard B. Muir, Executive Vice
   President and Co-Chief
   Operating Officer.................    1998            $225,517(5)      $193,212(5)           4,200            $ 5,000
                                         1997            $174,675         $153,212            178,250            $ 4,750
                                         1996            $168,083         $ 85,000             73,000            $ 4,750

Steven F. Siegel, Senior Vice
   President and General Counsel.....    1998(4)         $174,046         $ 50,000                 --            $ 4,800
                                         1997(4)         $153,898         $ 19,000             37,500            $ 4,500
                                         1996(4)         $142,500         $ 48,500              5,000            $ 4,500

(1) Includes compensation paid by New Plan Excel and/or the Trust during the applicable period.

(2) Includes the 401(k) plan contribution for executive officers and the amount by which premiums exceeded the increase in cash surrender value for split dollar life insurance for the Chairman of the Board. The annual premiums paid for such insurance were $150,000. Excludes certain other personal benefits, the total value of which was less than the lesser of $50,000 or ten percent of the total salary and bonus paid or accrued by New Plan Excel and/or the Trust for services rendered by each executive officer during the fiscal year indicated.

(3) William Newman served as Chief Executive Officer of the Trust from January 1, 1998 through the Merger. In connection with the Merger, Arnold Laubich became Chief Executive Officer of the Trust.

(4) Prior to the Merger, the Trust had a July 31 fiscal year end. Therefore, the compensation shown with respect to 1997 and 1996 for executive officers of the Trust who were executive officers of the Trust prior to the Merger (i.e., Messrs. Newman, Laubich, Steuterman and Siegel) is for the twelve-month periods ended July 31, 1997 and July 31, 1996, respectively. In connection with the Merger, the Trust changed to a December 31 fiscal year end. Therefore, compensation shown for executive officers with respect to 1998 is for the twelve-month period ended December 31, 1998. As a result, information is not shown for such executive officers with respect to the five-month period ended December 31, 1997.

         For the twelve-month period ended July 31, 1998 (which includes the five-month period ended December 31, 1997), (i) Mr. William Newman received $517,115 in salary, $125,000 in bonus, 112,500 stock options and $4,800 of other compensation, (ii) Mr. Laubich received $517,115 in salary, $250,000 in bonus, 112,500 stock options and $4,800 of other compensation, (iii) Mr. Steuterman received $319,268 in salary, $60,000 in bonus, 150,000 stock options and $4,800 of other compensation, and
         (iv) Mr. Siegel received $170,390 in salary, $22,500 in bonus, 112,500 stock options and $4,800 of other compensation.

(5) Under the terms of certain agreements between New Plan Excel and Excel Legacy, Excel Legacy is obligated to pay to New Plan Excel 23% of the salary and bonus of certain executive officers of New Plan Excel, including Messrs. Sabin and Muir, as compensation for their services to Excel Legacy.


         (b)      OPTION GRANTS IN 1998 (1)




                                                                                                       Potential Realizable Value
                                                            % of Total                                 at Assumed Rates of Stock
                                                             Options                                    Price Appreciation for
                                                            Granted to     Exercise                           Option Term
                                          Options           Employees in   Price Per      Expiration   -------------------------
           Name & Title                   Granted             1998(2)      Share(3)         Date            5%(4)           10%(4)
           ------------                   -------             -------      --------         ----          ---------        --------
William Newman, Chairman of the
   Board                                       --                --              --             --               --               --
Arnold Laubich, Chief Executive
   Officer                                     --                --              --             --               --               --
Gary B. Sabin, President                  186,500              34.5%       $22.5625        9/27/08       $2,646,330       $6,706,319
                                            4,200(3)             .7%       $22.7083        5/21/08          $59,981         $152,003
James M. Steuterman, Executive
   Vice President and Co-Chief
   Operating Officer                        2,000                .4%        $22.625        9/23/05          $18,421          $42,929

Richard B. Muir, Executive Vice
   President and Co-Chief
   Operating Officer                        4,200(3)             .7%       $22.7083        5/21/08          $59,981         $152,003
Steven F. Siegel, Senior Vice
   President and General Counsel               --                --              --             --               --               --


------------------

(1)      Includes options granted by New Plan Excel and/or the Trust in 1998.

(2) Reflects the percentage of total options granted in 1998 to employees of both New Plan Excel and the Trust.

(3) Adjusted to reflect a 20% stock dividend paid by New Plan Excel to its stockholders in connection with, and immediately prior to, the Merger.

(4) The 5% and 10% rates of appreciation were set by the SEC and are not intended to forecast future appreciation, if any, of the New Plan Excel Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In connection with the Merger, on September 28, 1998, each Share of Beneficial Interest of the Trust was converted into one share of New Plan Excel Common Stock. As a result of the Merger, New Plan Excel is the record holder of the only issued and outstanding Share of Beneficial Interest of the Trust.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)    Transactions with Trustees and Executive Officers

         Norman Gold is a partner in the law firm of Altheimer & Gray. His firm has rendered various legal services to the Trust during 1998 and is continuing to render legal services to the Trust.

         John Wetzler is the president of Nautica Retail U.S.A., Inc., affiliates of which are tenants at some of the Trust's properties.

         The following loans were made over a number of years by the Trust, primarily to assist certain executive officers of the Trust in their purchase of Shares of Beneficial Interest of the Trust, all of which were converted in the Merger into shares of New Plan Excel Common Stock. Such loans are unsecured except as specifically noted. As of December 31, 1998, William Kirshenbaum was indebted to the Trust in the aggregate amount of $378,398 (the maximum loan amount during 1998 was $436,892). The amount owed is represented by (i) four demand notes in the aggregate amount of $191,398, each bearing interest at 5% per annum, (ii) two demand notes in the aggregate amount of $17,000, each bearing interest at 8.375% per annum, and (iii) a $170,000 note bearing interest at 6% per annum and due January 31, 2000 (which is collateralized by a mortgage). Mr. Kirshenbaum is Vice President and Treasurer of the Trust. During 1998, James M. Steuterman was indebted to the Trust in the aggregate amount of $575,505 (which represented the maximum loan amount during 1998). The amount owed is represented by (i) three demand notes in the aggregate amount of $289,170, each bearing interest at 5% per annum, and (ii) two demand notes in the aggregate amount of $286,335, each bearing interest at 6% per annum. Mr. Steuterman is Executive Vice President and Co-Chief Operating Officer of the Trust and a trustee of the Trust. During 1998, Dean Bernstein was indebted to the Trust in the aggregate amount of $95,062 (which represented the maximum loan amount during 1998), represented by a demand note bearing interest at a rate of 5% per annum. Mr. Bernstein is Senior Vice President--Finance and Multifamily of the Trust and a trustee of the Trust. During 1998, Steven F. Siegel was indebted to the Trust in the aggregate amount of $111,881 (which represented the maximum loan amount during 1998). The amount owed is represented by two demand notes, each bearing interest at 5% per annum. Mr. Siegel is Senior Vice President and General Counsel of the Trust. During 1998, James DeCicco was indebted to the Trust in the aggregate amount of $144,818 (the maximum loan amount during 1998 was $145,174). The amount owed is represented by (i) two demand notes in the aggregate amount of $9,700, each bearing interest at 6% per annum, and (ii) a $135,474 note bearing interest at 8.5% per annum and due October 1, 2024 (which is collateralized by a mortgage). Mr. DeCicco is Senior Vice President--Leasing of the Trust.

         Pursuant to an agreement dated June 3, 1982, William Newman, as nominee for the Trust, purchased a cooperative apartment at 114 East 72nd Street to be used to further business purposes of the Trust for a price of $290,000. The Trust has paid assessment, taxes and all other payments with respect to the use and upkeep of the apartment, which has primarily been used by Mr. Newman. Such payments totaled approximately $20,000 in 1998. On September 24, 1998, Mr. Newman exercised his option pursuant to the June 3, 1982 agreement to purchase the apartment for the original $290,000 purchase price. As a result, the Trust no longer makes any payments with respect to the use and upkeep of the apartment.

         The Trust leases an office building from Page Associates on a net lease basis for a current rent of approximately $186,000 per year (rental payments of approximately $184,000 were made to Page Associates in 1998). The Trust has leased this building from Page Associates since 1974. Page Associates is a partnership owned in equal proportions by William Newman, Melvin Newman, the estate of Joseph Newman and Arnold Laubich. The Trust subleases the office building which it leases from Page Associates and has received rent in excess of all payments made to Page Associates and other real estate expenses in each of the years it has rented the building from Page Associates.

         (b)    Compensation Committee Interlocks and Insider Participation

         The Board of Trustees does not have a Compensation Committee. Consequently, the Board of Trustees performs the functions of such committee; however, from August 1, 1998 to September 28, 1998, the Special Compensation Committee of the Board of Trustees performed these functions with respect to Messrs. William Newman, Laubich, Steuterman and Bernstein. The amount of compensation paid by the Trust to its officers and the respective terms of employment of such officers from August 1, 1998 to September 28, 1998 were, with the exception of the four above-mentioned officers, determined primarily by Messrs. William Newman and Laubich, each of whom served during that period both as a trustee and as an executive officer of the Trust. In addition, the number of options granted to the trustees of the Trust under the terms of the Trust's option plans from August 1, 1998 to September 28, 1998 was determined by the administrators of the option plans during that period, Messrs. William Newman, Laubich and Gold.


                                     PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Consolidated Financial Statements. The following documents are filed as a part of this report:

            The response to this portion of Item 14 is submitted as a separate section of this report.

         (b) Reports on Form 8-K filed during the three months ended December 31, 1998.

                  1. Form 8-K dated October 13, 1998 containing items 2, 7 and 8.

         (c) Exhibits. The following documents are filed as exhibits to this report:


                  *3.1 Amended and Restated Declaration of Trust of New Plan Realty Trust dated as of January 15, 1996 filed as
                           Exhibit 99.3 to the Registrant's Form 8-K dated May 24, 1996.

                  *3.2 Certificate of Amendment of Amended and Restated Declaration of Trust of New Plan Realty Trust dated September 25, 1998 filed as Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended July 31, 1998.

                  *4.1 Specimen Certificate for Shares of Beneficial Interest filed as Exhibit 4.1 to the Registrant's Form 10-K for the fiscal year ended July 31, 1997.

                  *4.2 Certificate of Designation Supplementing the Amended and Restated Declaration of Trust of New Plan Realty Trust filed as Exhibit 4.1 to the Registrant's Form 8-K dated July 2, 1997.

                  *10.1 Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of November 21, 1997, filed as
                           Exhibit 10.26 to the Form 10-K of New Plan Excel Realty Trust, Inc. for the fiscal year ended December 31, 1998.

                  *10.2 Assignment and Assumption Agreement dated December 1, 1997 by and among New Plan Realty Trust, Bank Hapoalim B.M. and The Bank of New York filed as
                           Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended July 31, 1998.

                  *10.3 Waiver and Amendment to Credit Agreement dated as of September 25, 1998 by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, filed as Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended July 31, 1998.

                  *10.4 Assumption and Substitution Agreement dated as of September 28, 1998 by and among New Plan Excel Realty Trust, Inc., New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, filed as
                           Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended July 31, 1998.

                  10.5 Guaranty, dated September 28, 1998, by New Plan Realty Trust.

                  *10.6 Unconditional Guaranty of Payment and Performance dated as of September 28, 1998 by and between New Plan Realty Trust and BankBoston N.A. filed as
                           Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended July 31, 1998.

                  *10.7 Senior Securities Indenture between New Plan Realty Trust and The First National Bank of Boston, as Trustee, dated as of March 29, 1995, filed as Exhibit
                           4.2 to Registration Statement No. 33-60045.

                  *10.8    7.75% Senior Note Due April 6, 2005 filed as Exhibit
                           10.7 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

                  *10.9    6.8% Senior Note Due May 15, 2002 filed as Exhibit
                           10.8 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

                  *10.10 Agreement and Plan of Merger, dated May 14, 1998, as amended as of August 7, 1998, among Excel Realty Trust, Inc., ERT Merger Sub, Inc. and New Plan Realty Trust filed as Exhibit 2.1 to the Registrant's Form 8-K dated October 13, 1998.

                  *10.11 Senior Securities Indenture among New Plan Excel Realty Trust, Inc., New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, dated as of February 3, 1999 filed as
                           Exhibit 4.1 to the Current Report on Form 8-K of New Plan Excel Realty Trust, Inc. dated February 3, 1999.

                  *10.12   New Plan Realty Trust 1997 Stock Option Plan filed as
                           Exhibit 4.1 to the Registration Statement of New Plan Excel Realty Trust, Inc. on Form S-8, File No. 333-65221, on October 1, 1998.

                  *10.13 New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Registration Statement of New Plan Excel Realty Trust, Inc. on Form S-8, File No. 333-65221, on October 1, 1998.

                  *10.14 Amended and Restated New Plan Realty Trust 1985 Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement of New Plan Excel Realty Trust, Inc. on Form S-8, File No. 333-65221, on October 1, 1998.

                  *10.15 New Plan Realty Trust March 1991 Stock Option Plan and Non-Qualified Stock Option Plan filed as Exhibit
                           4.4 to the Registration Statement of New Plan Excel Realty Trust, Inc. on Form S-8, File No. 333-65221, on October 1, 1998.

                  12       Ratio of Earnings to Fixed Charges.

                  21       Subsidiaries of the Registrant.

                  23       Consent of PricewaterhouseCoopers LLP.

                  27(1)    Financial Data Schedule.

                  99.1 "Risk Factors" contained in New Plan Excel Realty Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

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

                          YEAR ENDED DECEMBER 31, 1998

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES

                               NEW YORK, NEW YORK

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


Report of Independent Auditors..................................................................................F-2

Consolidated Balance Sheets as of December 31, 1998, July 31, 1998
  and July 31, 1997.............................................................................................F-3

Consolidated Statements of Income for the five months ended December 31,
  1998 and years ended July 31, 1998, 1997 and 1996.............................................................F-5

Consolidated Statements of Changes in Shareholders' Equity for the five months ended December 31, 1998 and years ended July 31, 1998,
  1997 and 1996.................................................................................................F-6

Consolidated Statements of Cash Flows for the five months ended December 31,
  1998 and years ended July 31, 1998, 1997 and 1996.............................................................F-7

Notes to Consolidated Financial Statements......................................................................F-9


Schedules

II       -        Valuation and Qualifying Accounts............................................................F-19

III      -        Real Estate and Accumulated Depreciation.....................................................F-20

IV       -        Mortgage Loans and Notes Receivable on Real Estate...........................................F-41

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Plan Realty Trust and Subsidiaries as of December 31, 1998 and July 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the five months ended December 31, 1998 and for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                    PricewaterhouseCoopers LLP


New York, New York
February 5, 1999

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               DECEMBER 31, 1998, JULY 31, 1998 AND JULY 31, 1997
                                 (In Thousands)


                                                                  December 31, 1998     July 31, 1998       July 31, 1997
                                                                  -----------------     -------------       -------------
ASSETS:
Real estate, at cost

     Land                                                             $  281,352          $  272,176          $  232,502

     Buildings and improvements                                        1,210,202           1,180,562           1,045,273
                                                                      ----------          ----------          ----------
                                                                       1,491,554           1,452,738           1,277,775

     Less accumulated depreciation and amortization                      151,189             136,978             105,866
                                                                      ----------          ----------          ----------
                                                                       1,340,365           1,315,760           1,171,909

Cash and cash equivalents                                                 12,536              26,284              42,781

Marketable securities                                                      1,700               1,787               2,034

Mortgages and notes receivable                                            13,399              13,878              23,107

Receivables

     Trade and notes, net of allowance for doubtful accounts
     (December 31, 1998 - $9,212;
     July 31, 1998 - $7,926; July 31, 1997 - $5,581)                      15,049              14,025              12,035

     Other                                                                 1,236               1,376               1,464

Prepaid expenses and deferred charges                                      6,181               7,823               5,000

Other assets                                                               4,232               3,592               2,814
                                                                      ----------          ----------          ----------
TOTAL ASSETS                                                          $1,394,698          $1,384,525          $1,261,144
                                                                      ==========          ==========          ==========

See Notes to Consolidated Financial Statements.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               DECEMBER 31, 1998, JULY 31, 1998 AND JULY 31, 1997
                                 (In Thousands)

                                                                     December 31, 1998     July 31, 1998        July 31, 1997
                                                                     -----------------     -------------        -------------
LIABILITIES:

Mortgages payable                                                        $  116,913          $  114,099          $   65,573

Notes payable, net of unamortized discount (December 31,
    1998 - $1,141; July 31, 1998 - $1,211;
    July 31, 1997 - $1,366)                                                 413,859             462,789             412,634

Due to New Plan Excel Realty Trust, Inc.                                     40,886                  --                  --

Other liabilities                                                            31,311              37,520              33,359

Tenants' security deposits                                                    5,670               5,590               4,623
                                                                         ----------          ----------          ----------
     TOTAL LIABILITIES                                                      608,639             619,998             516,189
                                                                         ----------          ----------          ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred shares, par value $1.00, 1,000,000 shares authorized;
issued and outstanding December 31, 1998: none; July 31, 1998 and 1997: 150,000 Series A Cumulative Step-Up Premium Rate
Preferred Shares, $75,000 redemption value                                       --              72,775              72,775

Shares of beneficial interest, without par value, unlimited
authorization; issued and outstanding (December 31, 1998: one share; July 31, 1998: 59,874 shares; July 31, 1997: 58,934
shares)                                                                          --             759,853             738,011

Additional paid in capital                                                  837,002                  --                  --

Less:  loans receivable for purchase of shares of
     beneficial interest                                                      2,022               2,306               2,814

Add:  unrealized gain on securities reported at fair value                      726                 813               1,057
                                                                         ----------          ----------          ----------
                                                                            835,706             831,135             809,029

Less distributions in excess of net income                                   49,647              66,608              64,074
                                                                         ----------          ----------          ----------
     TOTAL SHAREHOLDERS' EQUITY                                             786,059             764,527             744,955
                                                                         ----------          ----------          ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,394,698          $1,384,525          $1,261,144
                                                                         ==========          ==========          ==========

See Notes to Consolidated Financial Statements.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 AND
                    YEARS ENDED JULY 31, 1998, 1997 AND 1996
                   (In Thousands Except For Per Share Amounts)


                                                            Dec. 31, 1998     July 31, 1998     July 31, 1997     July 31, 1996
                                                            -------------     -------------     -------------     -------------
Revenues:
     Rental income and related revenues                       $ 112,384         $ 246,309         $ 202,093         $ 162,821
     Interest and dividend income                                   945             3,950             4,728             4,785
                                                              ---------         ---------         ---------         ---------
Total revenues                                                  113,329           250,259           206,821           167,606
                                                              ---------         ---------         ---------         ---------
Operating expenses:
     Operating costs                                             26,770            61,417            52,584            39,531
     Real estate and other taxes                                 10,306            22,850            18,449            15,788
     Interest expense                                            17,436            36,815            28,256            17,561
     Depreciation and amortization                               14,467            31,622            25,006            20,004
     Provision for doubtful accounts                              2,430             4,171             3,283             1,984
                                                              ---------         ---------         ---------         ---------
Total operating expenses                                         71,409           156,875           127,578            94,868
                                                              ---------         ---------         ---------         ---------
                                                                 41,920            93,384            79,243            72,738
     Administrative expenses                                      1,077             2,770             2,203             2,616
                                                              ---------         ---------         ---------         ---------
Income before gain/(loss) on
     sale of properties and securities:                          40,843            90,614            77,040            70,122
     Gain/(loss) on sale of properties
     and securities, net                                             34               (41)               (3)              399
                                                              ---------         ---------         ---------         ---------
Net income                                                       40,877            90,573            77,037            70,521
(Decrease)/increase in unrealized gain                              (87)             (244)              414               461
                                                              ---------         ---------         ---------         ---------
Comprehensive income                                          $  40,790         $  90,329         $  77,451         $  70,982
                                                              =========         =========         =========         =========
Preferred dividend required                                          --            (5,850)             (461)               --
                                                              =========         =========         =========         =========

Net income applicable to shares of beneficial interest        $  40,877         $  84,723         $  76,576         $  70,521
                                                              =========         =========         =========         =========
Net income per share of beneficial interest
     Basic                                                           --         $    1.43              1.31              1.25
     Diluted                                                         --         $    1.42              1.30              1.25
Cash distribution per share of beneficial interest                   --         $  1.4725         $   1.435         $   1.395
Weighted average shares of beneficial interest
     outstanding
     Basic                                                           --            59,365            58,461            56,484
     Diluted                                                         --            59,774            58,735            56,642

See Notes to Consolidated Financial Statements.

                              NEW PLAN REALTY TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       For the Five Months Ended December
                          31, 1998 and the Years Ended
                          July 31, 1998, 1997 and 1996
                                 (In Thousands)



                                               Preferred Shares         Shares of Beneficial Interest                Additional
                                              -------------------      ------------------------------      Notes        Paid
                                             Issued        Amount          Issued            Amount      Receivable   in Capital
                                             ------        ------          ------            ------      ----------   ----------

Balance July 31, 1995                                                       53,262         $ 622,562       $(3,370)
Net income
Dividends paid
Dividend reinvestment                                                          738            15,126
Exercise of stock options                                                        9               165
Repayment of loans                                                                                             286
Increase in unrealized gain
Issuance of preferred shares                                                 4,060            81,227
                                                ----       --------        -------         ---------       --------

Balance July 31, 1996                                                       58,069           719,080        (3,084)
Net income
Dividends paid
Dividend reinvestment                                                          750            16,475
Exercise of stock options                                                      115             2,456
Repayment of loans                                                                                             270
Increase in unrealized gain
Issuance of preferred shares                     150         72,775
                                                ----       --------        -------         ---------       --------

Balance July 31, 1997                            150         72,775         58,934           738,011        (2,814)
Net income
Dividends paid
Dividend reinvestment                                                          765            18,197
Exercise of stock options                                                      175             3,645
Repayment of loans                                                                                             508
Decrease in unrealized gain
                                                ----       --------        -------         ---------       --------

Balance July 31, 1998                            150         72,775         59,874           759,853        (2,306)
Net income
Dividends paid
Dividend reinvestment                                                          235             4,374
Repayment of loans                                                                                             284
Merger transactions                             (150)       (72,775)       (60,109)         (764,227)                     837,002
Decrease in unrealized gain
                                                ----       --------        -------         ---------       --------     ---------
Balance December 31, 1998                          0       $      0              0         $       0       $(2,022)     $ 837,002
                                                ====       ========        =======         =========       ========     =========







                                                                     Cumulative
                                                                  Distributions in          Total
                                              Unrealized Gains       Excess of         Shareholders'
                                                on Securities        Net Income            Equity
                                                --------------    ----------------    -----------


Balance July 31, 1995                                 $182            $(48,845)           $570,529
Net income                                                              70,521              70,521
Dividends paid                                                         (78,962)            (78,962)
Dividend reinvestment                                                                       15,126
Exercise of stock options                                                                      165
Repayment of loans                                                                             286
Increase in unrealized gain                            461                                     461
Issuance of preferred shares                                                                81,227
                                                    -------           ---------           ---------

Balance July 31, 1996                                  643             (57,286)            659,353
Net income                                                              77,037              77,037
Dividends paid                                                         (83,825)            (83,825)
Dividend reinvestment                                                                       16,475
Exercise of stock options                                                                    2,456
Repayment of loans                                                                             270
Increase in unrealized gain                            414                                     414
Issuance of preferred shares                                                                72,775
                                                    -------           ---------           ---------

Balance July 31, 1997                                1,057             (64,074)            744,955
Net income                                                              90,573              90,573
Dividends paid                                                         (93,107)            (93,107)
Dividend reinvestment                                                                       18,197
Exercise of stock options                                                                    3,645
Repayment of loans                                                                             508
Decrease in unrealized gain                           (244)                                   (244)
                                                    -------           ---------           ---------

Balance July 31, 1998                                  813             (66,608)            764,527
Net income                                                              40,877              40,877
Dividends paid                                                         (23,916)            (23,916)
Dividend reinvestment                                                                        4,374
Repayment of loans                                                                             284
Merger transactions                                                                              0
Decrease in unrealized gain                            (87)                                    (87)
                                                    -------           ---------           ---------
Balance December 31, 1998                           $  726            $(49,647)           $786,059
                                                    =======           =========           =========

See Notes to Consolidated Financial Statements

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 AND
                    YEARS ENDED JULY 31, 1998, 1997 AND 1996
                                 (In Thousands)


                                                          December 31, 1998   July 31, 1998    July 31, 1997      July 31, 1996
                                                          -----------------   -------------    -------------      -------------
OPERATING ACTIVITIES

     Net income                                               $  40,877         $  90,573         $  77,037            70,521

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation and amortization                           14,467            31,622            25,006            20,004

         (Gain)/loss on sale of properties and
             securities, net                                        (34)               41                 3              (399)

     Changes in operating assets and liabilities, net:

         Change in trade and notes receivable                    (2,310)           (4,335)           (2,054)           (5,776)

         Change in other receivables                                329                88              (355)               13

         Change in allowance for doubtful accounts                1,286             2,345             1,604             1,054

         Change in other liabilities                             (6,209)            4,161             3,475             8,239

         Change in net sundry assets and liabilities                896            (2,988)              605              (250)
                                                              ---------         ---------         ---------         ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                   49,302           121,507           105,321            93,406
                                                              ---------         ---------         ---------         ---------



INVESTING ACTIVITIES

     Sales of marketable securities                                  --                29               484             4,274

     Purchases of marketable securities                              --                (1)               (2)               --

     Net proceeds from the sale of properties                       329               (67)            3,862             3,474

     Purchase and improvement of properties                     (34,383)         (123,036)         (282,607)         (186,008)

     Repayment of mortgage notes receivable, net                    479             9,229               491               821
                                                              ---------         ---------         ---------         ---------

     NET CASH USED IN INVESTING ACTIVITIES                      (33,575)         (113,846)         (277,772)         (177,439)
                                                              ---------         ---------         ---------         ---------

See Notes to Consolidated Financial Statements

                            (Continued on next page)

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 AND
                    YEARS ENDED JULY 31, 1998, 1997 AND 1996
                         (CONTINUED FROM PREVIOUS PAGE)
                                 (In Thousands)



                                                          December 31,        July 31,         July 31,          July 31,
                                                              1998             1998              1997              1996
                                                              ----             ----              ----              ----
FINANCING ACTIVITIES

     Distributions to shareholders of shares of
         beneficial interest                               $ (23,916)        $ (93,107)        $ (83,825)        $ (78,962)

     Distribution to New Plan Excel Realty
         Trust, Inc. shareholders                               (488)               --                --                --

     Issuance of preferred shares
         pursuant to a public offering,
         net of offering costs                                    --                --            72,775                --

     Issuance of shares of beneficial interest
         pursuant to a public offering                            --                --                --            81,228

     Issuance of shares of beneficial interest
         pursuant to dividend reinvestment plan                4,374            18,197            16,475            15,126

     Issuance of shares of beneficial interest
         upon exercise of stock options                           --             3,645             2,456               164

     Proceeds from short-term borrowing                           --                --            12,000            19,500

     Repayment of short-term borrowing                            --                --           (31,500)               --

     Proceeds from issuance of notes                          10,000            50,000           223,144            10,000

     Repayment of notes                                      (59,000)               --                --                --

     Principal payments on mortgages                          (1,914)           (3,401)             (862)          (10,898)

     Merger costs and other amounts due to
         New Plan Excel Realty Trust, Inc.                    41,185                --                --                --

     Repayment of loans receivable for the
         purchase of shares of beneficial
         interest                                                284               508               269               286
                                                           ---------         ---------         ---------         ---------

     NET CASH (USED)/PROVIDED BY
         FINANCING ACTIVITIES                                (29,475)          (24,158)          210,932            36,444
                                                           ---------         ---------         ---------         ---------

     (DECREASE)/INCREASE IN CASH AND
         CASH EQUIVALENTS                                    (13,748)          (16,497)           38,481           (47,589)

     Cash and cash equivalents at beginning of year           26,284            42,781             4,300            51,889
                                                           ---------         ---------         ---------         ---------

     CASH AND CASH EQUIVALENTS AT
         END OF YEAR                                       $  12,536         $  26,284         $  42,781         $   4,300
                                                           =========         =========         =========         =========

See Notes to Consolidated Financial Statements.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Income Taxes: New Plan Realty Trust was organized on July 31, 1972 as a business trust under the laws of the Commonwealth of Massachusetts. Prior to the Merger, New Plan Realty Trust and subsidiaries (the "Trust") met the qualification requirements of a real estate investment trust (a "REIT") under the applicable provisions of the Internal Revenue Code of 1986 (the "Code"). Accordingly, during that period, the Trust did not pay Federal income taxes on REIT taxable income (including net capital gains) that it distributed currently to shareholders. During that period, the Trust may have been subject to tax by certain states that did not recognize REIT tax treatment. Provision for such taxes was included in real estate and other taxes.

         As a result of the consummation of the Merger, since September 28, 1998, the Trust has been a wholly owed subsidiary of New Plan Excel, which for 1998 met the qualification requirements of a REIT under the Code. As a result, from September 28, 1998 to December 31, 1998, the Trust was a disregarded entity for federal income tax purposes. The Trust may be subject to tax by certain states that do not recognize REIT tax treatment. Provision for such taxes has been included in real estate and other taxes.

         Basis of Consolidation: The consolidated financial statements include the accounts of New Plan Realty Trust and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current year presentation.

         Real Estate: Real estate is carried at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is calculated on the straight-line method based on the estimated useful lives of the assets. Buildings and building improvements are depreciated over 40 years and other assets over useful lives ranging from 5 to 20 years. Amortization of leasehold improvements is calculated on a straight-line basis over the shorter of the life of the lease or the estimated useful life of the asset. If there is an event or a change in circumstances that indicates that the basis of the Trust's property may not be recoverable the Trust's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows (excluding interest and income taxes) of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property. Such carrying amounts would be adjusted, if necessary, to reflect an impairment in the value of the property.

         The Trust records sales of properties when, among other criteria, the parties are bound by the terms of a contract, all consideration has been exchanged and all conditions precedent to closing have been performed. These conditions are usually met at the time of closing. The cost and related accumulated depreciation of assets sold are removed from the respective accounts and any gain or loss is recognized in income.

         New Accounting Standards: During 1998, the Financial Accounting Standards Board issued (a) No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997,
(b) No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997, (c) No. 132 "Employers Disclosure About Pensions and

Other Postretirement Benefits" ("SFAS 132"), which is effective for fiscal years beginning after December 15, 1997, and (d) No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. Management adopted SFAS 130, 131, 132 and 133 for the five months ended December 31, 1998.

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

         Internal Software Costs: Any costs associated with modifying computer software for the year 2000 are expensed as incurred, as well as any other normal software costs.

NOTE B - MARKETABLE SECURITIES

         The Trust has classified all investments in equity securities as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to shareholders' equity (in thousands).

                                   December 31, 1998              July 31, 1998          July 31, 1997
                                   -----------------              -------------          -------------
Amortized cost basis                    $   974                      $  974                  $  977
Unrealized holdings gains                   726                         813                   1,057
                                        -------                      ------                  ------
Fair value                              $ 1,700                      $1,787                  $2,034
                                        =======                      ======                  ======

         The net decrease in unrealized holding gains that has been included as a separate component of shareholders' equity is $87,000 for the five months ended December 31, 1998. The weighted average cost method is used to determine realized gain or loss on securities sold. The market value of marketable securities is based on quoted market prices as of December 31, 1998, July 31, 1998 and July 31, 1997.

NOTE C - MORTGAGES & NOTES RECEIVABLE

         Mortgages and Notes Receivable are collateralized principally by real property and consist of the following (in thousands):

                                                                     Dec. 31, 1998        July 31, 1998      July 31, 1997
                                                                     -------------        -------------      -------------
10% purchase money first mortgage, due August 31, 1999                   $  5,180            $  5,180          $  5,180

9.38% purchase money first mortgage, due July 30, 1999                      4,205               4,205             4,205

9.375% purchase money first mortgage, due July 27, 2002                        --                  --            10,350

12% leasehold mortgage, due May 1, 2008                                       851                 864               890

11.5% note, due April 30, 2004                                                201                 212               237

8.75% purchase money first mortgage, due July 23, 1998                         --                  --               795

9% purchase money first mortgage, due July 23, 2000                            --                 645                --

7.2% purchase money first mortgage, due May 9, 2001                           750                 750               750

8.75% purchase money first mortgage, due July 23, 2001                        603                 700               700

10% leasehold mortgage, due May 31, 2008                                    1,609               1,322                --
                                                                         --------            --------          --------
                                                                         $ 13,399            $ 13,878          $ 23,107
                                                                         ========            ========          ========

NOTE D - MORTGAGES AND CREDIT FACILITY

         Mortgages are collateralized by real property with aggregate carrying amounts of approximately $245.2 million before accumulated depreciation and amortization. As of December 31, 1998, mortgages payable bear interest at rates ranging from 3.5% to 10.75%, having a weighted average rate of 7.7% per annum and mature from 1999 to 2010.

         Scheduled principal payments during each of the next five fiscal years and thereafter are approximately as follows (in thousands):

           Year Ending December 31,
           ------------------------
           1999                                     $ 12,932
           2000                                       29,053
           2001                                       22,018
           2002                                       16,281
           2003                                        8,177
           Thereafter                                 28,452
                                                    --------
           Total                                    $116,913
                                                    ========

         New Plan Excel Realty Trust, Inc. has two revolving credit facilities which provide for a total of up to $300 million of debt. As of December 31, 1998, New Plan Excel Realty Trust, Inc. had a total of approximately $201 million outstanding under its revolving credit facilities, of which $50 million is reflected in the Trust's balance sheet as due to New Plan Excel Realty Trust, Inc.

         Interest costs capitalized for the five months ended December 31, 1998 and for the years ended July 31, 1998, 1997 and 1996 were approximately $159, $12, $868 and $203, respectively.

NOTE E - NOTES PAYABLE

         Notes Payable consists of the following (in thousands):

                                                                                   Dec. 31,     July 31,       July 31,
               Description                        Face Amount    Due Date            1998         1998           1997
               -----------                        -----------    --------            ----         ----           ----
7.75% Senior notes, effective interest
rate 7.95%, net of unamortized discount;
December 31, 1998 - $957; July 31, 1998
- $1,019; July 31, 1997 - $1,132                   $100,000       4/6/2005         $ 99,043     $ 98,981      $ 98,868

6.80% Senior unsecured notes, effective
interest rate 6.87%, net of unamortized
discount; December 31, 1998 - $184; July
31, 1998 - $192; July 31, 1997- $234                $81,000      5/15/2002           80,816       80,808        80,766
7.97% unsecured notes                                10,000      8/14/2026           10,000       10,000        10,000
Variable rate unsecured notes                        49,000       8/3/1999           49,000       49,000        49,000
Variable rate unsecured notes                        10,000       8/3/1998               --       10,000        10,000
5.95% unsecured notes                                49,000      11/2/2026               --       49,000        49,000
7.65% unsecured notes                                25,000      11/2/2026           25,000       25,000        25,000
7.68% unsecured notes                                20,000      11/2/2026           20,000       20,000        20,000
Variable rate unsecured notes                        40,000      5/15/2000           40,000       40,000        40,000
7.35% unsecured notes                                30,000      6/15/2007           30,000       30,000        30,000
6.9% unsecured notes                                 50,000      2/15/2028           50,000       50,000            --
Variable rate unsecured notes                        10,000      8/18/2000           10,000           --            --
                                                                                   --------     --------      --------
Total                                                                              $413,859     $462,789      $412,634
                                                                                   ========     ========      ========

         The Notes are unsecured and subordinate to mortgages payable and rank equally with debt under the revolving credit facility. Where applicable, the discount is being amortized over the life of the respective Notes using the effective interest method. Interest is payable semi-annually or quarterly and the principal is due at maturity. Among other restrictive covenants, there is a restrictive covenant that limits the amount of total indebtedness to 65% of total assets. For the five months ended December 31, 1998, $170 of amortized discount and issuing costs were included in interest expense.

NOTE F - OTHER LIABILITIES (in thousands)

                                                                            December 31,        July 31,           July 31,
                                                                                1998              1998               1997
                                                                                ----              ----               ----
Accounts payable                                                              $ 4,035           $ 3,362            $ 2,096

Taxes payable                                                                   8,985            10,523              9,289

Interest payable on notes                                                       6,365             9,712              7,779

Amounts due seller of property                                                  1,429             1,952              1,467

Accrued professional and personnel costs                                        1,342             1,239              1,666

Accrued construction costs                                                      4,521             4,789              4,872

Acquisition costs                                                                 806             1,120              1,884

Other                                                                           3,052             3,715              2,969

Deferred rent expense and rent received in advance                                776             1,108              1,337
                                                                              -------           -------            -------
                                                                              $31,311           $37,520            $33,359
                                                                              =======           =======            =======

NOTE G - LEASE AGREEMENTS

         The Trust has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates, an office building which it sublets and administrative office space for the Trust. These leases are accounted for as operating leases. The minimum annual rental commitments during the next five fiscal years and thereafter are approximately as follows (in thousands):

          Year Ending December 31,
          ------------------------
          1999                                   $   982
          2000                                       950
          2001                                     1,131
          2002                                     1,085
          2003                                     1,297
          Thereafter                              11,357
                                                 -------
          Total                                  $16,802
                                                 =======

         For the year ended July 31, 1998, the lease for office space included contingent rentals for real estate tax escalations and operating expense in the amount of $10. There were no contingent rentals for the five months ended December 31, 1998 and for the years ended July 31, 1998 and 1997. In addition, ground leases provide for fixed rent escalations and renewal options.


NOTE H - RENTAL INCOME UNDER OPERATING LEASES

         Minimum future rentals to be received during the next five fiscal years and thereafter with initial or remaining noncancellable lease terms in excess of one year are approximately as follows (in thousands):

          Year Ending December 31,
          ------------------------
          1999                                     $134,512
          2000                                      115,722
          2001                                      100,804
          2002                                       84,918
          2003                                       69,928
          Thereafter                                381,611
                                                   --------
          Total                                    $887,495
                                                   ========

         The above table assumes that all leases which expire are not renewed, therefore neither renewal rentals nor rentals from replacement tenants are included.

         Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume, increases in Consumer Price Indices, common area maintenance charges and real estate tax reimbursements. Contingent rentals included in income for the five months ended December 31, 1998 and for the years ended July 31, 1998, 1997 and 1996 amounted to approximately $15,044, $34,421, $28,933 and
$26,173, respectively.

NOTE I - SUPPLEMENTAL CASH FLOW INFORMATION

         The Trust entered into the following non-cash investing and financing activities (in thousands):


                                                                 Five months
                                                                    ended        Year ended     Year ended      Year ended
                                                                   Dec. 31,        July 31,       July 31,        July 31,
                                                                     1998            1998           1997            1996
                                                                     ----            ----           ----            ----
Mortgages payable assumed in the acquisition of
  properties                                                       $ 4,730         $51,900        $17,500        $32,538

Mortgages receivable in connection with the sale of
  properties                                                             --              --        $ 700         $ 1,545


         State and local income taxes paid for the five months ended December 31, 1998 and year ended July 31, 1998, 1997 and 1996 were $100, $156, $872 and
$0, respectively. Interest paid for the five months ended December 31, 1998 and for the years ended July 31, 1998, 1997 and 1996 was $20,344, $34,876, $24,642,
and $17,085, respectively.


NOTE J - RETIREMENT SAVINGS PLAN

         The Trust has a Retirement Savings Plan (the "Savings Plan"). Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the

Trust may, at the discretion of the Board of Trustees, make a voluntary contribution to the Savings Plan. For the five months ended December 31, 1998 and the years ended July 31, 1998, 1997 and 1996, the Trust's expense for the Savings Plan was $159, $317, $250 and $228, respectively.


NOTE K - FINANCIAL INSTRUMENTS

         The estimated fair values of the Trust's financial instruments are as follows (in thousands):

                                              December 31, 1998              July 31, 1998                      July 31, 1997
                                            Carrying        Fair           Carrying         Fair          Carrying          Fair
                                             Amounts        Value           Amounts         Value          Amounts         Value
                                             -------        -----           -------         -----          -------         -----
Assets:

  Cash and cash equivalents                  $12,536       $12,536         $ 26,284       $ 26,284       $ 42,781        $ 42,781
  Marketable securities                        1,700         1,700            1,787          1,787          2,034           2,034
  Mortgages and notes receivable              13,399        13,600           13,878         14,100         23,107          24,200
  Other receivables                            1,236         1,236            1,376          1,376          1,464           1,464

Liabilities:

  Mortgages payable                          116,913       118,300          114,099        115,700         65,573          67,500
  Notes payable                              413,859       464,500          462,789        501,800        412,634         429,200
  Other liabilities                           31,311        31,311           37,520         37,520         33,359          33,359
  Due to New Plan Excel
     Realty Trust, Inc.                       40,886        40,886                 --           --             --              --


         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable:

         Cash and cash equivalents, other receivables, amounts due from New Plan Excel Realty Trust, Inc. and payables: The carrying amount approximates fair value because of the short maturity of those instruments.

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

NOTE L - SEGMENT INFORMATION

         The Trust's two primary business segments are retail and residential rental properties. At December 31, 1998, the retail segment consists of 145 shopping centers and the residential segment consists of 54 garden apartment communities. Selected financial information for each segment is as follows:


                                                    Retail         Residential           Other             Total
                                                    ------         -----------           -----             -----
For Five Months Ended
  December 31, 1998

Revenue                                           $   79,913       $   32,471         $      945        $   113,329
Operating expenses                                    22,988           16,518              1,077             40,583
                                                  ----------       ----------         ----------        -----------
                                                      56,925           15,953              (132)             72,746
Interest Expense                                                                          17,436             17,436
Depreciation                                          10,986            3,481                                14,467
Gain on sale of securities/
   properties                                                                                 34                 34
                                                  ----------       ----------         ----------        -----------
Net Income                                        $   45,939       $   12,472         ($  17,534)       $    40,877
                                                  ==========       ==========         ===========       ===========

Real estate assets, net                           $  990,918       $  349,447                           $ 1,340,365
                                                  ==========       ==========                           ===========

For Year Ended July 31, 1998

Revenue                                             $176,983       $   69,326         $    3,950        $   250,259
Operating expenses                                    52,222           36,216              2,770             91,208
                                                      ------           ------              -----             ------
                                                     124,761           33,110              1,180            159,051
Interest Expense                                                                          36,815             36,815
Depreciation                                          24,077            7,545                                31,622
Loss on sale of securities/
   properties                                                                               (41)               (41)
                                                  ----------       ----------         ----------        -----------
Net Income                                        $  100,684       $   25,565         ( $35,676)        $   90,573
                                                  ==========       ==========         ===========       ===========

Real estate assets, net                           $  977,617       $  338,143                           $ 1,315,760
                                                  ==========       ==========                           ===========

For Year Ended July 31, 1997

Revenue                                           $  146,762       $   55,331         $    4,728        $   206,821
Operating expenses                                    45,163           29,153              2,203             76,519
                                                  ----------       ----------         ----------        -----------
                                                     101,599           26,178              2,525            130,302
Interest Expense                                                                          28,256             28,256
Depreciation                                          19,464            5,542                 --             25,006
Loss on sale of securities/
   properties                                                                                (3)                 (3)
                                                  ----------       ----------         ----------        -----------
Net Income                                        $   82,135       $   20,636         ( $25,734)        $    77,037
                                                  ==========       ==========         ===========       ===========

Real estate assets, net                           $  875,027       $  296,882                           $ 1,171,909
                                                  ==========       ==========                           ===========

NOTE M - TRANSITION PERIOD COMPARATIVE DATA

         The following table presents certain financial information for the five months ended December 31, 1998 and 1997 (in thousands):


                                                     Five Months Ended
                                                        December 31,
                                          1998 (audited)           1997 (unaudited)
                                          --------------           ----------------
Revenues                                     $113,329                  $100,457
                                             ========                  ========
Net income                                     40,877                    36,347
                                             ========                  ========



NOTE N - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (in thousands, except per share data)

                                                                           Earnings Per Share
                                         Revenue      Net Income         Basic           Diluted
                                         -------      ----------         -----           -------
Five Months Ended Dec. 31, 1998
August 1 - September 30, 1998            $45,167        $16,570            --              --
October 1 - December 31, 1998            $68,162        $24,307            --              --

Year Ended July 31, 1998
First                                    $59,507        $21,537          $.34            $.34
Second                                    61,845         22,525           .36             .35
Third                                     63,481         22,899           .36             .36
Fourth                                    65,426         23,612           .37             .37

Year Ended July 31, 1997
First                                    $47,783        $19,076          $.33            $.33
Second                                    51,147         19,092           .33             .32
Third                                     52,066         19,088           .32             .32
Fourth                                    55,825         19,781           .33             .33

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in Thousands)
                                   SCHEDULE II


                                                                Additions
                                Balance at           Charged to         Credited                                Balance
                                Beginning            Costs and          to Other                                at End
Description                     of Period            Expenses           Revenues          Deductions(1)        of Period
-----------                     ---------            --------           --------          -------------        ---------
Five Months Ended December
31, 1998

Allowance for
doubtful accounts                 $7,926              $2,430               --                 $1,144             $9,212

Year Ended
July 31, 1998

Allowance for
doubtful accounts                 $5,581              $4,171               --                 $1,826             $7,926

Year Ended
July 31, 1997

Allowance for
doubtful accounts                 $3,977              $3,283               --                 $1,679             $5,581

Year Ended
July 31, 1996

Allowance for
doubtful accounts                 $2,923              $1,967               --                   $913             $3,977


(1) Trade receivables charged to the reserve.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------

                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                          Acquisition





                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----
     Apartments
**************************

BRECKENRIDGE APARTMENTS                         604,487      2,411,462       243,391       604,487     2,654,853       3,259,340
   BIRMINGHAM           AL

COURTS AT WILDWOOD                            1,119,320      4,477,301       375,229     1,119,320     4,852,530       5,971,850
   BIRMINGHAM           AL

DEVONSHIRE PLACE                              1,245,728      4,982,914     1,258,662     1,245,728     6,241,576       7,487,304
   BIRMINGHAM           AL

THE CLUB APARTMENTS                           1,709,558      6,838,233       478,885     1,709,558     7,317,118       9,026,676
   BIRMINGHAM           AL

HILLCREST APARTMENTS           1,252,632        251,734      3,325,604        46,201      251,734      3,371,805       3,623,539
   MOBILE               AL

KNOLLWOOD APARTMENTS           6,026,518      4,352,001     16,926,403       113,981     4,352,001    17,040,384      21,392,385
   MOBILE               AL

MAISON DE VILLE APTS           4,625,000      1,971,014      7,897,056       178,168     1,971,014     8,075,224      10,046,238
   MOBILE               AL

MAISON IMPERIAL APTS           1,750,000        672,368      2,702,471        76,681       672,368     2,779,152       3,451,520
   MOBILE               AL

PLANTATION APARTMENTS          1,000,000        410,866      1,653,465        41,016       410,866     1,694,481       2,105,347
   MOBILE               AL

MAYFAIR APARTMENTS                              240,000        962,217       490,850       240,000     1,453,067       1,693,067
   DOVER                DE

RODNEY APARTMENTS                               769,188      1,612,614     1,276,499       769,188     2,889,113       3,658,301
   DOVER                DE

CHARTER POINTE APARTMENTS      5,311,423      1,501,146      9,049,327        68,878     1,501,146     9,118,205       10,619,351
   ALTAMONTE SPRINGS    FL

          COLUMN A               COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------               --------     --------     --------    --------







                                                                      Life on
                                                                      Which
                                                                      Depreciated
                                                                      in Latest
                               Accumulated     Date of       Date     Income
         Description           Depreciation  Construction  Acquired   Statement
         -----------           ------------  ------------  --------   ---------
     Apartments
**************************

BRECKENRIDGE APARTMENTS           479,784        1979       Feb 92     40 Years
   BIRMINGHAM           AL

COURTS AT WILDWOOD                712,160        1969       Jul 93     40 Years
   BIRMINGHAM           AL

DEVONSHIRE PLACE                1,107,811        1971       Feb 92     40 Years
   BIRMINGHAM           AL

THE CLUB APARTMENTS               685,168     1969-1974     May 95     40 Years
   BIRMINGHAM           AL

HILLCREST APARTMENTS              124,807        1977       Jun 97     40 Years
   MOBILE               AL

KNOLLWOOD APARTMENTS              662,866     1978-1982     May 97     40 Years
   MOBILE               AL

MAISON DE VILLE APTS              491,555     1963,71-73    Jul 96     40 Years
   MOBILE               AL

MAISON IMPERIAL APTS              169,717      1969-73      Jul 96     40 Years
   MOBILE               AL

PLANTATION APARTMENTS             107,789        1977       Jul 96     40 Years
   MOBILE               AL

MAYFAIR APARTMENTS                765,949        1971       Jan 81     40 Years
   DOVER                DE

RODNEY APARTMENTS               2,364,431     1963-1965     Jan 69     40 Years
   DOVER                DE

CHARTER POINTE APARTMENTS         164,055        1973       Apr 98     40 Years
   ALTAMONTE SPRINGS    FL

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------

                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                          Acquisition





                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----


     Apartments
**************************

LAKE PARK APARTMENTS                            833,000      1,822,039     2,666,191       833,000      4,488,230       5,321,230
   LAKE PARK            FL

CAMBRIDGE APARTMENTS                            878,593      3,514,373        99,398       878,593      3,613,771       4,492,364
   ATHENS               GA

TARA APARTMENTS                3,388,178      1,192,545      4,792,179       128,179     1,192,545      4,920,358       6,112,903
   ATHENS               GA

REGENCY CLUB APARTMENTS                       1,179,910      4,719,639       222,879     1,179,910      4,942,518       6,122,428
   EVANSVILLE           IN

FOREST HILLS APARTMENTS                         714,761      8,197,499       110,780       714,761      8,308,279       9,023,040
   INDIANAPOLIS         IN

HAWTHORNE HEIGHTS APTS                        1,669,304      6,698,215       280,586     1,669,304      6,978,801       8,648,105
   INDIANAPOLIS         IN

JAMESTOWN APARTMENTS                            518,646      2,075,236       759,651       518,646      2,834,887       3,353,533
   LEXINGTON            KY

SADDLEBROOK APARTMENTS                        1,939,164      7,756,655       545,864     1,939,164      8,302,519      10,241,683
   LEXINGTON            KY

CHARLESTOWN @ DOUGLASS HILLS                  1,306,230      5,231,914       395,614     1,306,230      5,627,528       6,933,758
   LOUISVILLE           KY

LA FONTENAY APARTMENTS                        1,176,550      4,706,200       870,010     1,176,550      5,576,210       6,752,760
   LOUISVILLE           KY

POPLAR LEVEL APARTMENTS                         284,793      1,139,174       117,656       284,793      1,256,830       1,541,623
   LOUISVILLE           KY

          COLUMN A               COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------               --------     --------     --------    --------







                                                                      Life on
                                                                      Which
                                                                      Depreciated
                                                                      in Latest
                               Accumulated     Date of       Date     Income
         Description           Depreciation  Construction  Acquired   Statement
         -----------           ------------  ------------  --------   ---------


     Apartments
**************************

LAKE PARK APARTMENTS              2,480,820        1965       Feb 76     40 Years
   LAKE PARK            FL

CAMBRIDGE APARTMENTS                244,803     1972,1982     May 96     40 Years
   ATHENS               GA

TARA APARTMENTS                     323,422        1970       Jun 96     40 Years
   ATHENS               GA

REGENCY CLUB APARTMENTS             276,705        1980       Sep 96     40 Years
   EVANSVILLE           IN

FOREST HILLS APARTMENTS             252,036        1974       Oct 97     40 Years
   INDIANAPOLIS         IN

HAWTHORNE HEIGHTS APTS              450,156        1965       Jun 96     40 Years
   INDIANAPOLIS         IN

JAMESTOWN APARTMENTS                685,698        1967       Sep 91     40 Years
   LEXINGTON            KY

SADDLEBROOK APARTMENTS              809,352        1969       May 95     40 Years
   LEXINGTON            KY

CHARLESTOWN @ DOUGLASS HILLS        780,972        1974       Sep 93     40 Years
   LOUISVILLE           KY

LA FONTENAY APARTMENTS              963,981        1970       Jul 92     40 Years
   LOUISVILLE           KY

POPLAR LEVEL APARTMENTS             266,849        1974       Jan 91     40 Years
   LOUISVILLE           KY

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------

                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                          Acquisition





                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----

     Apartments
**************************

RIVERCHASE APARTMENTS                           807,302      3,229,206        92,393       807,302      3,321,599        4,128,901
   NEWPORT              KY

FORESTWOOD APARTMENTS                         2,070,811      8,283,242       146,217     2,070,811      8,429,459       10,500,270
   BATON ROUGE          LA

SHERWOOD ACRES APARTMENTS                     3,906,900     15,627,597       140,132     3,906,900     15,767,729       19,674,629
   BATON ROUGE          LA

WILLOW BEND LAKE APARTMENTS                   2,930,484     11,721,937        84,873     2,930,484     11,806,810       14,737,294
   BATON ROUGE          LA

DEERHORN VILLAGE APARTMENTS                   1,292,778      5,171,112       333,278     1,292,778      5,504,390        6,797,168
   KANSAS CITY          MO

CARDINAL WOODS APARTMENTS                     1,435,783      5,726,132       145,314     1,435,783      5,871,446        7,307,229
   CARY                 NC

POLO RUN APARTMENTS            4,665,137      4,331,230      8,413,395        26,740     4,331,230      8,440,135       12,771,365
   RALEIGH              NC

MEADOW EAST APARTMENTS                           86,407      1,467,282       475,011        86,407      1,942,293        2,028,700
   POTSDAM              NY

MOHAWK GARDEN APARTMENTS                        163,235      1,135,660     1,702,889       163,235      2,838,549        3,001,784
   ROME                 NY

NORTHGATE APARTMENTS           7,477,107      1,513,498      9,297,201        89,980     1,513,498      9,387,181       10,900,679
   COLUMBUS             OH

          COLUMN A              COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------              --------     --------     --------    --------







                                                                     Life on
                                                                     Which
                                                                     Depreciated
                                                                     in Latest
                              Accumulated     Date of       Date     Income
         Description          Depreciation  Construction  Acquired   Statement
         -----------          ------------  ------------  --------   ---------

     Apartments
**************************

RIVERCHASE APARTMENTS              190,391        1968       Aug 96     40 Years
   NEWPORT              KY

FORESTWOOD APARTMENTS              442,614        1985       Oct 96     40 Years
   BATON ROUGE          LA

SHERWOOD ACRES APARTMENTS          846,789     1978-1979     Oct 96     40 Years
   BATON ROUGE          LA

WILLOW BEND LAKE APARTMENTS        610,704        1986       Oct 96     40 Years
   BATON ROUGE          LA

DEERHORN VILLAGE APARTMENTS         506,242       1974       Jul 95     40 Years
   KANSAS CITY          MO

CARDINAL WOODS APARTMENTS           187,388       1978       Aug 97     40 Years
   CARY                 NC

POLO RUN APARTMENTS                  61,642       1971       Aug 98     40 Years
   RALEIGH              NC

MEADOW EAST APARTMENTS              757,735     1964-1971    Sep 83     40 Years
   POTSDAM              NY

MOHAWK GARDEN APARTMENTS          1,267,708       1947       Nov 85     40 Years
   ROME                 NY

NORTHGATE APARTMENTS                118,532       1970       Jul 98     40 Years
   COLUMBUS             OH

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------

                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                          Acquisition





                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----

    Apartments
**************************

SPRING CREEK APARTMENTS                       1,455,271     9,082,352        94,502     1,455,271     9,176,854       10,632,125
   COLUMBUS             OH

ARLINGTON VILLAGE APARTMENTS                  1,065,284     4,269,138       178,642     1,065,284     4,447,780        5,513,064
   FAIRBORN             OH

CHESTERFIELD APARTMENTS                         179,109     1,449,156       383,446       179,109     1,832,602        2,011,711
   MAUMEE               OH

EASTGREEN ON THE COMMONS       5,992,763      1,142,888     7,648,557       107,445     1,142,888     7,756,002        8,898,890
   APARTMENTS
   REYNOLDSBURG         OH

GOLDCREST APARTMENTS                          1,133,355     4,533,416       118,704     1,133,355     4,652,120        5,785,475
   SHARONVILLE          OH

CAMBRIDGE PARK APTS                           1,223,582     4,894,326       137,271     1,223,582     5,031,597        6,255,179
   UNION TWP-CINN       OH

GOVERNOUR'S PLACE APARTMENTS                    626,807     2,507,226       143,776       626,807      2,651,002       3,277,809
   HARRISBURG           PA

HARBOUR LANDING APARTMENTS                    1,141,954     4,567,815       170,235     1,141,954      4,738,050       5,880,004
   COLUMBIA             SC

SEDGEFIELD APARTMENTS                         1,550,734     6,211,936       266,388     1,550,734      6,478,324       8,029,058
   FLORENCE             SC

TURTLE CREEK APARTMENTS                         984,565     3,954,261        54,519       984,565      4,008,780       4,993,345
   GREENVILLE           SC

          COLUMN A               COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------               --------     --------     --------    --------







                                                                      Life on
                                                                      Which
                                                                      Depreciated
                                                                      in Latest
                               Accumulated     Date of       Date     Income
         Description           Depreciation  Construction  Acquired   Statement
         -----------           ------------  ------------  --------   ---------

    Apartments
**************************

SPRING CREEK APARTMENTS            337,136        1985       Jun 97     40 Years
   COLUMBUS             OH

ARLINGTON VILLAGE APARTMENTS       504,259        1966       Aug 94     40 Years
   FAIRBORN             OH

CHESTERFIELD APARTMENTS            359,159     1979-1984     Feb 91     40 Years
   MAUMEE               OH

EASTGREEN ON THE COMMONS           173,710     1971,1982     Jan 98     40 Years
   APARTMENTS
   REYNOLDSBURG         OH

GOLDCREST APARTMENTS               263,268        1968       Aug 96     40 Years
   SHARONVILLE          OH

CAMBRIDGE PARK APTS                286,760        1973       Aug 96     40 Years
   UNION TWP-CINN       OH

GOVERNOUR'S PLACE APARTMENTS       250,650        1974       Apr 95     40 Years
   HARRISBURG           PA

HARBOUR LANDING APARTMENTS         409,409        1974       Sep 95     40 Years
   COLUMBIA             SC

SEDGEFIELD APARTMENTS              749,295     1972,74,79    Jul 94     40 Years
   FLORENCE             SC

TURTLE CREEK APARTMENTS            260,602        1976       Jun 96     40 Years
   GREENVILLE           SC

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------

                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                          Acquisition





                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----

     Apartments
**************************

HICKORY LAKE APARTMENTS                       1,369,251     5,483,004       816,699     1,369,251     6,299,703        7,668,954
   ANTIOCH              TN

COURTS @ WATERFORD PLACE                      2,745,404    10,982,373       205,987     2,745,404    11,188,360       13,933,764
   CHATTANOOGA          TN

ASHFORD PLACE APARTMENTS                      1,150,270     4,611,080       689,744     1,150,270     5,300,824        6,451,094
   CLARKSVILLE          TN

CEDAR VILLAGE APARTMENTS                        806,355     3,230,420       159,051       806,355     3,389,471        4,195,826
   CLARKSVILLE          TN

PADDOCK PLACE APARTMENTS                      1,358,400     5,437,602       106,963     1,358,400     5,544,565        6,902,965
   CLARKSVILLE          TN

THE PINES APARTMENTS                            918,769     3,679,074       126,037       918,769     3,805,111        4,723,880
   CLARKSVILLE          TN

LANDMARK ESTATES APARTMENTS                     476,624     1,906,284       124,424       476,624     2,030,708        2,507,332
   EAST RIDGE           TN

MILLER CREST APARTMENTS                         747,155     3,025,619       126,915       747,155     3,152,534        3,899,689
   JOHNSON CITY         TN

CEDAR BLUFF APARTMENTS                        1,273,023     5,269,532       102,202     1,273,023     5,371,734        6,644,757
   KNOXVILLE            TN

COUNTRY PLACE APARTMENTS                      1,896,828     7,587,313       115,743     1,896,828     7,703,056        9,599,884
   NASHVILLE            TN

          COLUMN A                COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------                --------     --------     --------    --------







                                                                       Life on
                                                                       Which
                                                                       Depreciated
                                                                       in Latest
                                Accumulated     Date of       Date     Income
         Description            Depreciation  Construction  Acquired   Statement
         -----------            ------------  ------------  --------   ---------

     Apartments
**************************

HICKORY LAKE APARTMENTS            858,210        1974       Dec 93     40 Years
   ANTIOCH              TN

COURTS @ WATERFORD PLACE           582,335      1988,89      Dec 96     40 Years
   CHATTANOOGA          TN

ASHFORD PLACE APARTMENTS           740,205     1972-1974     Oct 93     40 Years
   CLARKSVILLE          TN

CEDAR VILLAGE APARTMENTS           389,854        1982       Jul 94     40 Years
   CLARKSVILLE          TN

PADDOCK PLACE APARTMENTS           623,147        1989       Jul 94     40 Years
   CLARKSVILLE          TN

THE PINES APARTMENTS               437,044        1986       Jul 94     40 Years
   CLARKSVILLE          TN

LANDMARK ESTATES APARTMENTS        119,993        1971       Aug 96     40 Years
   EAST RIDGE           TN

MILLER CREST APARTMENTS            203,735        1973       Jun 96     40 Years
   JOHNSON CITY         TN

CEDAR BLUFF APARTMENTS             358,636        1980       May 96     40 Years
   KNOXVILLE            TN

COUNTRY PLACE APARTMENTS           532,660        1979       Apr 96     40 Years
   NASHVILLE            TN

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------

                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                          Acquisition





                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----

     Apartments
**************************

WOODBRIDGE APARTMENTS                         1,594,214     6,376,854        112,890    1,594,214     6,489,744        8,083,958
   NASHVILLE            TN


     Factory Outlets
*************************

FACTORY MERCHANTS BARSTOW      9,433,158      5,730,337    22,936,349     12,971,577    5,730,337    35,907,926       41,638,263
   BARSTOW              CA

ST AUGUSTINE OUTLET CENTER        55,716      4,488,742    14,426,139     10,222,860    4,488,742    24,648,999       29,137,741
   ST AUGUSTINE         FL

FACTORY MERCHANTS BRANSON                        17,669    22,312,120     11,777,940       17,669    34,090,060       34,107,729
   BRANSON              MO

FACTORY OUTLET VILLAGE OSAGE                  6,978,714    27,259,675      7,630,589    6,978,714    34,890,264       41,868,978
   BEACH
   OSAGE BEACH          MO

SIX FLAGS FACTORY OUTLET                        889,214     1,249,781     27,109,466      889,214    28,359,247       29,248,461
   JACKSON              NJ

FACTORY MERCHANTS                               411,023     1,644,017      1,046,535      411,023     2,690,552        3,101,575
   FT CHISWELL
   MAX MEADOWS          VA

     Miscellaneous
*****************************

PIZZA HUT - PAD                                  40,065       225,958                      40,065       225,958         266,023
   GREENVILLE           NC

          COLUMN A               COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------               --------     --------     --------    --------







                                                                      Life on
                                                                      Which
                                                                      Depreciated
                                                                      in Latest
                               Accumulated     Date of       Date     Income
         Description           Depreciation  Construction  Acquired   Statement
         -----------           ------------  ------------  --------   ---------

     Apartments
**************************

WOODBRIDGE APARTMENTS             367,698       1980       Aug 96     40 Years
   NASHVILLE            TN


     Factory Outlets
*************************

FACTORY MERCHANTS BARSTOW       4,816,983       1989        Nov 93     40 Years
   BARSTOW              CA

ST AUGUSTINE OUTLET CENTER      4,395,210       1991        Mar 92     40 Years
   ST AUGUSTINE         FL

FACTORY MERCHANTS BRANSON       4,398,613       1988        Nov 93     40 Years
   BRANSON              MO

FACTORY OUTLET VILLAGE OSAGE    5,281,332       1987        Jan 93     40 Years
   BEACH
   OSAGE BEACH          MO

SIX FLAGS FACTORY OUTLET        1,024,495       1997        Apr 97     40 Years
   JACKSON              NJ

FACTORY MERCHANTS                 990,970       1989        Nov 93     40 Years
   FT CHISWELL
   MAX MEADOWS          VA

     Miscellaneous
*****************************

PIZZA HUT - PAD                    93,052       1973        May 86     35 Years
   GREENVILLE           NC

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------

                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                          Acquisition





                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----

     Miscellaneous
***************************

HARDEES - PAD                                                  400,000                                   400,000         400,000
   HANOVER              PA

PIZZA HUT - PAD                                                427,500                                   427,500         427,500
   HARRISONBURG         VA

     Office Building
***************************

INSTITUTE FOR                                                1,389,460                                 1,389,460       1,389,460
   DEFENSE ANALYSIS
   PRINCETON            NJ

     Shopping Centers
***************************

CLOVERDALE VILLAGE                              634,152      2,536,606         7,304      634,152      2,543,910       3,178,062
   FLORENCE             AL

DOVERAMA @ RODNEY VILLAGE                        50,755        311,781                     50,755        311,781         362,536
   DOVER                DE

RODNEY VILLAGE                                1,202,551      2,082,918     2,304,609    1,202,551      4,387,527       5,590,078
   DOVER                DE

REGENCY PARK                                  3,888,425     15,553,501        36,703    3,888,425     15,590,204      19,478,629
   SHOPPING CENTER
   JACKSONVILLE         FL

SOUTHGATE SHOPPING CENTER                     4,253,341      3,981,290        10,621    4,253,341      3,991,911       8,245,252
   NEW PORT RICHIE      FL


          COLUMN A              COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------              --------     --------     --------    --------







                                                                     Life on
                                                                     Which
                                                                     Depreciated
                                                                     in Latest
                              Accumulated     Date of       Date     Income
         Description          Depreciation  Construction  Acquired   Statement
         -----------          ------------  ------------  --------   ---------

     Miscellaneous
***************************

HARDEES - PAD                      14,583       1971        Jul 97     35 Years
   HANOVER              PA

PIZZA HUT - PAD                    29,518       1969        Jul 96     35 Years
   HARRISONBURG         VA

     Office Building
***************************

INSTITUTE FOR                     710,447       1982        May 74     35 Years
   DEFENSE ANALYSIS
   PRINCETON            NJ

     Shopping Centers
***************************

CLOVERDALE VILLAGE                268,309       1986        Oct 94     40 Years
   FLORENCE             AL

DOVERAMA @ RODNEY VILLAGE          78,948       1969        Oct 88     40 Years
   DOVER                DE

RODNEY VILLAGE                  3,295,179       1959        Jan 69     40 Years
   DOVER                DE

REGENCY PARK                      578,421       1985        Jun 97     40 Years
   SHOPPING CENTER
   JACKSONVILLE         FL

SOUTHGATE SHOPPING CENTER         120,983       1966        Aug 97     40 Years
   NEW PORT RICHIE      FL

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------

                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                          Acquisition





                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----

     Shopping Centers
**************************

PRESIDENTIAL PLAZA                            1,312,956     2,456,917       113,551     1,312,956     2,570,468       3,883,424
   NORTH LAUDERDALE     FL

PRESIDENTIAL PLAZA WEST                         437,485       812,473        13,147       437,485       825,620       1,263,105
   NORTH LAUDERDALE     FL

COLONIAL MARKETPLACE           4,137,254      2,524,647     3,504,446                   2,524,647     3,504,446       6,029,093
   ORLANDO              FL

RIVERWOOD SHOPPING CENTER                     2,243,023     1,500,580         8,960     2,243,023     1,509,540       3,752,563
   PORT ORANGE          FL

SEMINOLE PLAZA                                2,128,480     2,215,356                   2,128,480     2,215,356       4,343,836
   SEMINOLE             FL

RUTLAND PLAZA                                 1,443,294     5,773,175       100,169     1,443,294     5,873,344       7,316,638
   ST PETERSBURG        FL

ALBANY PLAZA                                   696,447      2,799,786       148,167      696,447      2,947,953       3,644,400
   ALBANY               GA

SOUTHGATE PLAZA - ALBANY                       231,517        970,811       107,751      231,517      1,078,562       1,310,079
   ALBANY               GA

EASTGATE PLAZA  - AMERICUS                     221,637      1,036,331       108,166      221,637      1,144,497       1,366,134
   AMERICUS             GA

PERLIS PLAZA                                   774,966      5,301,644       561,117      774,966      5,862,761       6,637,727
   AMERICUS             GA

ROGERS PLAZA                                   291,014        688,590       110,593      291,014        799,183       1,090,197
   ASHBURN              GA

          COLUMN A               COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------               --------     --------     --------    --------







                                                                      Life on
                                                                      Which
                                                                      Depreciated
                                                                      in Latest
                               Accumulated     Date of       Date     Income
         Description           Depreciation  Construction  Acquired   Statement
         -----------           ------------  ------------  --------   ---------

     Shopping Centers
**************************

PRESIDENTIAL PLAZA                109,729       1977        Apr 97     40 Years
   NORTH LAUDERDALE     FL

PRESIDENTIAL PLAZA WEST            34,914       1977        Apr 97     40 Years
   NORTH LAUDERDALE     FL

COLONIAL MARKETPLACE               62,058      1979,86      Apr 98     40 Years
   ORLANDO              FL

RIVERWOOD SHOPPING CENTER          48,515     1984,1996     Sep 97     40 Years
   PORT ORANGE          FL

SEMINOLE PLAZA                     36,923       1964        Jun 98     40 Years
   SEMINOLE             FL

RUTLAND PLAZA                     312,166       1964        Nov 96     40 Years
   ST PETERSBURG        FL

ALBANY PLAZA                      335,831       1968        May 94     40 Years
   ALBANY               GA

SOUTHGATE PLAZA - ALBANY          209,515       1969        Jul 90     40 Years
   ALBANY               GA

EASTGATE PLAZA  - AMERICUS        224,221       1980        Jul 90     40 Years
   AMERICUS             GA

PERLIS PLAZA                    1,246,644       1972        Jul 90     40 Years
   AMERICUS             GA

ROGERS PLAZA                      188,896       1974        Jul 90     40 Years
   ASHBURN              GA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------

                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                          Acquisition





                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----

    Shopping Centers
**************************

SWEETWATER VILLAGE                              707,938     2,831,750        13,405      707,938      2,845,155       3,553,093
   AUSTELL              GA

CEDAR PLAZA                                     928,302     3,713,207        50,395      928,302      3,763,602       4,691,904
   CEDARTOWN            GA

CEDARTOWN SHOPPING CENTER                       745,006     3,266,424        84,289      745,006      3,350,713       4,095,719
   CEDARTOWN            GA

CORDELE SQUARE                                  864,335     3,457,337       407,896      864,335      3,865,233       4,729,568
   CORDELE              GA

MR B'S CORDELE          GA                      166,047       154,140         7,880      166,047        162,020         328,067

SOUTHGATE PLAZA - CORDELE                       202,682       958,998       154,037      202,682      1,113,035       1,315,717
   CORDELE              GA

HABERSHAM VILLAGE                             1,301,643     4,340,422       725,184     1,301,643     5,065,606       6,367,249
   CORNELIA             GA

MIDWAY VILLAGE                                1,553,580     2,887,506        30,692     1,553,580     2,918,198       4,471,778
   SHOPPING CENTER
   DOUGLASVILLE         GA

WESTGATE - DUBLIN                               699,174     5,834,809       157,749      699,174      5,992,558       6,691,732
   DUBLIN               GA

MARSHALL'S AT EASTLAKE                        1,710,517     2,069,483                   1,710,517     2,069,483       3,780,000
   SHOPPING CENTER
   MARIETTA             GA

NEW CHASTAIN CORNERS                          2,457,446     5,741,641        79,266     2,457,446     5,820,907       8,278,353
   SHOPPING CENTER
   MARIETTA             GA

          COLUMN A               COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------               --------     --------     --------    --------







                                                                      Life on
                                                                      Which
                                                                      Depreciated
                                                                      in Latest
                               Accumulated     Date of       Date     Income
         Description           Depreciation  Construction  Acquired   Statement
         -----------           ------------  ------------  --------   ---------

    Shopping Centers
**************************

SWEETWATER VILLAGE                299,013       1985        Oct 94     40 Years
   AUSTELL              GA

CEDAR PLAZA                       395,837       1994        Oct 94     40 Years
   CEDARTOWN            GA

CEDARTOWN SHOPPING CENTER         337,017       1989        Jan 95     40 Years
   CEDARTOWN            GA

CORDELE SQUARE                    835,268       1968        Jul 90     40 Years
   CORDELE              GA

MR B'S CORDELE          GA         34,226       1968        Jul 90     40 Years

SOUTHGATE PLAZA - CORDELE         207,655       1969        Jul 90     40 Years
   CORDELE              GA

HABERSHAM VILLAGE                 899,667       1985        May 92     40 Years
   CORNELIA             GA

MIDWAY VILLAGE                    112,308       1989        May 97     40 Years
   SHOPPING CENTER
   DOUGLASVILLE         GA

WESTGATE - DUBLIN               1,247,698       1974        Jul 90     40 Years
   DUBLIN               GA

MARSHALL'S AT EASTLAKE             10,779       1982        Oct 98     40 Years
   SHOPPING CENTER
   MARIETTA             GA

NEW CHASTAIN CORNERS              209,180       1990        Jul 97     40 Years
   SHOPPING CENTER
   MARIETTA             GA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------

                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                          Acquisition





                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----

     Shopping Centers
**************************

VILLAGE AT SOUTHLAKE                          1,733,198     3,017,677                   1,733,198     3,017,677       4,750,875
   MORROW               GA

CREEKWOOD SHOPPING
CENTER REX              GA                    1,160,203     3,482,609            (1)    1,160,203     3,482,608       4,642,811


EISENHOWER SQUARE SHOPPING                    1,029,500     4,117,700       119,157     1,029,500     4,236,857       5,266,357
   CENTER
   SAVANNAH             GA

VICTORY SQUARE                                1,206,181     4,824,725       132,610     1,206,181     4,957,335       6,163,516
   SAVANNAH             GA

TIFT-TOWN TIFTON        GA                      271,444     1,325,238       271,359      271,444      1,596,597       1,868,041

WESTGATE - TIFTON                               156,269       304,704           963      156,269        305,667         461,936
   TIFTON               GA

HAYMARKET MALL                                1,230,252     5,031,799       119,315     1,230,252     5,151,114       6,381,366
   DES MOINES           IA

HAYMARKET SQUARE               6,145,000      2,056,172     8,224,688       477,383     2,056,172     8,702,071       10,758,243
   DES MOINES           IA

SOUTHFIELD PLAZA                              3,188,496     3,897,167     6,246,066     3,188,496    10,143,233       13,331,729
   SHOPPING
   CENTER BRIDGEVIEW    IL

WESTRIDGE COURT SHOPPING                      9,815,696    39,261,783       572,970     9,815,696    39,834,753       49,650,449
   CENTER
   NAPERVILLE           IL

TINLEY PARK PLAZA                             2,607,702    10,430,808       268,156     2,607,702    10,698,964       13,306,666
   TINLEY PARK          IL

COLUMBUS CENTER                               1,196,269     3,608,315     2,425,562     1,196,269     6,033,877        7,230,146
   COLUMBUS             OH

          COLUMN A              COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------              --------     --------     --------    --------







                                                                     Life on
                                                                     Which
                                                                     Depreciated
                                                                     in Latest
                              Accumulated     Date of       Date     Income
         Description          Depreciation  Construction  Acquired   Statement
         -----------          ------------  ------------  --------   ---------

     Shopping Centers
**************************

VILLAGE AT SOUTHLAKE              53,878       1983        Apr 98     40 Years
   MORROW               GA

CREEKWOOD SHOPPING
CENTER REX              GA       134,142       1990        May 97     40 Years


EISENHOWER SQUARE SHOPPING       153,727       1985        Jul 97     40 Years
   CENTER
   SAVANNAH             GA

VICTORY SQUARE                   799,322       1986        Jul 92     40 Years
   SAVANNAH             GA

TIFT-TOWN TIFTON        GA       320,373       1965        Jul 90     40 Years

WESTGATE - TIFTON                 64,487       1980        Jul 90     40 Years
   TIFTON               GA

HAYMARKET MALL                   461,211     1968-1979     May 95     40 Years
   DES MOINES           IA

HAYMARKET SQUARE                 780,750     1971-1979     May 95     40 Years
   DES MOINES           IA

SOUTHFIELD PLAZA                 472,373      1958,72      Dec 96     40 Years
   SHOPPING
   CENTER BRIDGEVIEW    IL

WESTRIDGE COURT SHOPPING       1,457,604       1990        Jul 97     40 Years
   CENTER
   NAPERVILLE           IL

TINLEY PARK PLAZA                916,627       1973        Sep 95     40 Years
   TINLEY PARK          IL

COLUMBUS CENTER                 1,769,737       1964        Dec 88     40 Years
   COLUMBUS             OH

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------

                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                          Acquisition





                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----

     Shopping Centers
**************************

JASPER MANOR                                  1,319,937     7,110,063        34,383     1,319,937     7,144,446       8,464,383
   JASPER               IN

TOWN FAIR SHOPPING CENTER                     1,104,876     3,759,503        10,437     1,104,876     3,769,940       4,874,816
   PRINCETON            IN

WABASH CROSSING                               1,614,878     6,470,511        27,744     1,614,878     6,498,255       8,113,133
   WAVASH               IN

JACKSON VILLAGE                                 284,815     3,115,586       589,956       284,815     3,705,542       3,990,357
   JACKSON              KY

J*TOWN CENTER                                 1,331,074     4,121,997       616,521     1,331,074     4,738,518       6,069,592
   JEFFERSONTOWN        KY

NEW LOUISA PLAZA                                469,014     1,998,752       161,683       469,014     2,160,435       2,629,449
   LOUISA               KY

PICCADILLY SQUARE                               355,000     1,588,409       323,428       355,000     1,911,837       2,266,837
   LOUISVILLE           KY

EASTGATE SHOPPING CENTER                      1,945,679     7,792,717       704,388     1,945,679     8,497,105      10,442,784
   MIDDLETOWN           KY

LIBERTY PLAZA                                 2,075,809     8,303,237       231,483     2,075,809     8,534,720      10,610,529
   RANDALLSTOWN         MD

SHOPPING CENTER - SALISBURY                     312,650     1,833,330        86,550       312,650     1,919,880       2,232,530
   SALISBURY            MD

MAPLE VILLAGE SHOPPING CENTER                 1,625,580     6,514,322     1,478,391     1,625,580     7,992,713       9,618,293
   ANN ARBOR            MI

          COLUMN A               COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------               --------     --------     --------    --------







                                                                      Life on
                                                                      Which
                                                                      Depreciated
                                                                      in Latest
                               Accumulated     Date of       Date     Income
         Description           Depreciation  Construction  Acquired   Statement
         -----------           ------------  ------------  --------   ---------

     Shopping Centers
**************************

JASPER MANOR                    1,226,687       1990        Feb 92     40 Years
   JASPER               IN

TOWN FAIR SHOPPING CENTER         552,397       1991        Feb 93     40 Years
   PRINCETON            IN

WABASH CROSSING                   819,505       1988        Dec 93     40 Years
   WAVASH               IN

JACKSON VILLAGE                   855,520       1983        Dec 88     40 Years
   JACKSON              KY

J*TOWN CENTER                   1,208,377       1959        Oct 88     40 Years
   JEFFERSONTOWN        KY

NEW LOUISA PLAZA                  709,155       1978        Feb 88     40 Years
   LOUISA               KY

PICCADILLY SQUARE                 471,983       1973        Apr 89     40 Years
   LOUISVILLE           KY

EASTGATE SHOPPING CENTER        1,130,235       1987        Nov 93     40 Years
   MIDDLETOWN           KY

LIBERTY PLAZA                     776,744       1962        May 95     40 Years
   RANDALLSTOWN         MD

SHOPPING CENTER - SALISBURY       677,263       1973        May 86     35 Years
   SALISBURY            MD

MAPLE VILLAGE SHOPPING CENTER     841,868       1965        Oct 94     40 Years
   ANN ARBOR            MI

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------

                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                          Acquisition





                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----


     Shopping Centers
*****************************

FARMINGTON CROSSROADS                         1,092,200     4,368,800        68,806     1,092,200     4,437,606        5,529,806
   FARMINGTON           MI

DELTA CENTER                                  2,405,200     9,620,800       122,447     2,405,200     9,743,247       12,148,447
   LANSING              MI

HAMPTON VILLAGE CENTRE                        8,638,500    34,541,500       198,445     8,638,500    34,739,945       43,378,445
   ROCHESTER HILLS      MI

FASHION CORNERS                               2,244,800     8,799,200         9,900     2,244,800     8,809,100       11,053,900
   SAGINAW              MI

HALL ROAD CROSSING                            2,595,500    10,382,000       234,843     2,595,500    10,616,843       13,212,343
   SHELBY               MI

SOUTHFIELD PLAZA                              2,052,995     8,180,980       (63,004)    2,052,995     8,117,976       10,170,971
   SOUTHFIELD           MI

DELCO PLAZA                    9,600,000      1,277,504     5,109,367        47,116     1,277,504     5,156,483        6,433,987
   STERLING HEIGHTS     MI

WASHTENAW FOUNTAIN PLAZA                      1,530,281     6,121,123       361,433     1,530,281     6,482,556        8,012,837
   YPSILANTI            MI

SHOPPING CENTER - GOLDSBORO                     181,998     1,014,432        55,222       181,998     1,069,654        1,251,652
   GOLDSBORO            NC

SHOPPING CENTER - WILSON                        315,000     1,780,370        71,456      315,000      1,851,826        2,166,826
   WILSON               NC

LAUREL SQUARE                                 3,261,701     9,283,302       759,174     3,261,701    10,042,476       13,304,177
   BRICKTOWN            NJ


          COLUMN A                COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------                --------     --------     --------    --------







                                                                       Life on
                                                                       Which
                                                                       Depreciated
                                                                       in Latest
                                Accumulated     Date of       Date     Income
         Description            Depreciation  Construction  Acquired   Statement
         -----------            ------------  ------------  --------   ---------


     Shopping Centers
*****************************

FARMINGTON CROSSROADS              331,600       1986        Dec 95     40 Years
   FARMINGTON           MI

DELTA CENTER                       730,699       1985        Dec 95     40 Years
   LANSING              MI

HAMPTON VILLAGE CENTRE           2,586,668       1990        Dec 95     40 Years
   ROCHESTER HILLS      MI

FASHION CORNERS                    655,358       1986        Dec 95     40 Years
   SAGINAW              MI

HALL ROAD CROSSING                 810,230       1985        Dec 95     40 Years
   SHELBY               MI

SOUTHFIELD PLAZA                   163,530      1969-70      Feb 98     40 Years
   SOUTHFIELD           MI

DELCO PLAZA                        262,923      1970,73      Nov 96     40 Years
   STERLING HEIGHTS     MI

WASHTENAW FOUNTAIN PLAZA         1,071,937       1989        Oct 92     40 Years
   YPSILANTI            MI

SHOPPING CENTER - GOLDSBORO        373,756       1973        May 86     35 Years
   GOLDSBORO            NC

SHOPPING CENTER - WILSON           653,182       1973        May 86     35 Years
   WILSON               NC

LAUREL SQUARE                    1,651,818       1973        Jul 92     40 Years
   BRICKTOWN            NJ

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------
                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                             Acquisition




                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----
     Shopping Centers
************************

HAMILTON PLAZA                                1,124,415     4,513,658       230,648     1,124,415     4,744,306       5,868,721
   HAMILTON             NJ

BENNETTS MILLS PLAZA                          1,794,122     6,399,888        73,207     1,794,122     6,473,095       8,267,217
   JACKSON              NJ

MIDDLETOWN PLAZA                              1,204,829     1,479,487     3,715,382     1,204,829     5,194,869       6,399,698
   MIDDLETOWN           NJ

TINTON FALLS PLAZA                            1,884,325     6,308,392        78,693     1,884,325     6,387,085       8,271,410
   TINTON FALLS         NJ

RENAISSANCE CENTER EAST                       2,543,856    10,175,427       185,340     2,543,856    10,360,767       12,904,623
   LAS VEGAS            NV

UNIVERSITY MALL                                115,079      1,009,902       809,401      115,079      1,819,303       1,934,382
   CANTON               NY

CORTLANDVILLE                                  236,846      1,439,000       430,013      236,846      1,869,013       2,105,859
   CORTLAND             NY

KMART PLAZA                                    942,257      3,769,027       246,904      942,257      4,015,931       4,958,188
   DEWITT               NY

D & F PLAZA                                    730,512      2,156,542     1,518,651      730,512      3,675,193       4,405,705
   DUNKIRK              NY

SHOPPING CENTER - ELMIRA                       110,116        891,205                    110,116        891,205       1,001,321
   ELMIRA               NY

PYRAMID MALL                                  2,175,221     8,700,884       130,112     2,175,221     8,830,996       11,006,217
   GENEVA               NY

SHOPPING CENTER -                              139,429        524,517       104,564      139,429        629,081         768,510
   GLOVERSVILLE
   GLOVERSVILLE         NY




                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B        COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------               --------        --------     --------     --------    --------





                                                                                      Life on
                                                                                      Which
                                                                                      Depreciated
                                                                                      in Latest
                                               Accumulated     Date of       Date     Income
         Description           Encumbrances    Depreciation  Construction  Acquired   Statement
         -----------           ------------    ------------  ------------  --------   ---------
     Shopping Centers
************************

HAMILTON PLAZA                                    575,638       1972        May 94     40 Years
   HAMILTON             NJ

BENNETTS MILLS PLAZA                              690,887       1988        Sep 94     40 Years
   JACKSON              NJ

MIDDLETOWN PLAZA                                1,975,246       1972        Jan 75     40 Years
   MIDDLETOWN           NJ

TINTON FALLS PLAZA                                138,896       1953        Jan 98     40 Years
   TINTON FALLS         NJ

RENAISSANCE CENTER EAST                           582,999       1981        Oct 96     40 Years
   LAS VEGAS            NV

UNIVERSITY MALL                                   978,278       1967        Jan 76     40 Years
   CANTON               NY

CORTLANDVILLE                                     489,930       1984        Aug 87     35 Years
   CORTLAND             NY

KMART PLAZA                                       533,698       1970        Aug 93     40 Years
   DEWITT               NY

D & F PLAZA                                     1,095,552       1967        Jan 86     40 Years
   DUNKIRK              NY

SHOPPING CENTER - ELMIRA                          220,017       1976        Feb 89     40 Years
   ELMIRA               NY

PYRAMID MALL                                    1,189,643       1973        Aug 93     40 Years
   GENEVA               NY

SHOPPING CENTER -                                 154,687       1974        Dec 88     40 Years
   GLOVERSVILLE
   GLOVERSVILLE         NY

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------
                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                             Acquisition




                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----
     Shopping Centers
*********************
MCKINLEY PLAZA                                1,246,680     4,986,720       123,938     1,246,680     5,110,658       6,357,338
   HAMBURG              NY

CAYUGA PLAZA                                  1,397,708     5,591,832       504,127     1,397,708     6,095,959       7,493,667
   ITHACA               NY

SHOPS @ SENECA MALL                           1,545,838     6,183,353       608,752     1,545,838     6,792,105       8,337,943
   LIVERPOOL            NY

TRANSIT ROAD PLAZA                             424,634      1,698,537       411,938      424,634      2,110,475       2,535,109
   LOCKPORT             NY

SHOPPING CENTER - MARCY                        400,000      2,231,817        94,207      400,000      2,326,024       2,726,024
   MARCY                NY

WALLKILL PLAZA                 18,221,501     2,445,200     8,580,800       148,852     2,445,200     8,729,652       11,174,852
   MIDDLETOWN           NY

MONROE SHOPRITE PLAZA                         1,026,477     8,642,364        80,406     1,026,477     8,722,770       9,749,247
   MONROE               NY

ROCKLAND PLAZA                                3,990,842     3,570,410     5,249,876     3,990,842     8,820,286       12,811,128
   NANUET               NY

SOUTH PLAZA                                    508,013      1,051,638     1,583,556      508,013      2,635,194       3,143,207
   NORWICH              NY

WESTGATE PLAZA - ONEONTA                       142,821      1,192,103       272,942      142,821      1,465,045       1,607,866
   ONEONTA              NY

OSWEGO PLAZA                                   250,000      1,168,027     2,577,573      250,000      3,745,600       3,995,600
   OSWEGO               NY

MOHAWK ACRES                                   241,606      1,268,890     1,547,899      241,606      2,816,789       3,058,395
   ROME                 NY

          COLUMN A               COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------               --------     --------     --------    --------





                                                                      Life on
                                                                      Which
                                                                      Depreciated
                                                                      in Latest
                               Accumulated     Date of       Date     Income
         Description           Depreciation  Construction  Acquired   Statement
         -----------           ------------  ------------  --------   ---------
     Shopping Centers
*********************
MCKINLEY PLAZA                    894,323       1991        Jun 92     40 Years
   HAMBURG              NY

CAYUGA PLAZA                    1,465,270       1969        May 89     40 Years
   ITHACA               NY

SHOPS @ SENECA MALL               879,664       1971        Aug 93     40 Years
   LIVERPOOL            NY

TRANSIT ROAD PLAZA                271,560       1971        Aug 93     40 Years
   LOCKPORT             NY

SHOPPING CENTER - MARCY           839,627       1971        May 86     35 Years
   MARCY                NY

WALLKILL PLAZA                    648,691       1986        Dec 95     40 Years
   MIDDLETOWN           NY

MONROE SHOPRITE PLAZA             262,739       1972        Aug 97     40 Years
   MONROE               NY

ROCKLAND PLAZA                  3,577,574       1963        Jan 83     40 Years
   NANUET               NY

SOUTH PLAZA                     1,118,274       1967        Apr 83     40 Years
   NORWICH              NY

WESTGATE PLAZA - ONEONTA          585,660       1967        Jan 84     40 Years
   ONEONTA              NY

OSWEGO PLAZA                    1,476,969       1966        Jan 77     40 Years
   OSWEGO               NY

MOHAWK ACRES                      943,306       1965        Feb 84     40 Years
   ROME                 NY

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B              COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------
                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                             Acquisition




                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----
     Shopping Centers
************************
MONTGOMERY WARD                                 93,341        483,405       231,437       93,341        714,842         808,183
   ROME                 NY

PRICE CHOPPER PLAZA                            933,792      3,735,170                    933,792      3,735,170       4,668,962
   ROME                 NY

WESTGATE MANOR                                 211,711        391,982       816,709      211,711      1,208,691       1,420,402
   PLAZA - ROME
   ROME                 NY

NORTHLAND                                       16,182        255,557       823,737       16,182      1,079,294       1,095,476
   WATERTOWN            NY

HARBOR PLAZA                                   388,997      1,456,108       253,099      388,997      1,709,207       2,098,204
   ASHTABULA            OH

BELPRE PLAZA                                                2,066,121       140,189                   2,206,310       2,206,310
   BELPRE               OH

SOUTHWOOD PLAZA                                707,073      1,537,519       879,270      707,073      2,416,789       3,123,862
   BOWLING GREEN        OH

BRENTWOOD PLAZA                               2,027,969     8,222,875       630,901     2,027,969     8,853,776       10,881,745
   CINCINNATI           OH

DELHI SHOPPING CENTER                         2,300,029     9,218,117        23,207     2,300,029     9,241,324       11,541,353
   CINCINNATI           OH

WESTERN VILLAGE                               1,321,484     5,300,935       117,335     1,321,484     5,418,270       6,739,754
   SHOPPING CENTER
   CINCINNATI           OH

CROWN POINT                    7,823,966      2,881,681     7,958,319         8,564     2,881,681     7,966,883       10,848,564
   SHOPPING CENTER
   COLUMBUS             OH

SOUTH TOWNE CENTRE                            4,737,368     9,636,943     1,564,282     4,737,368    11,201,225       15,938,593
   DAYTON               OH

          COLUMN A               COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------               --------     --------     --------    --------





                                                                      Life on
                                                                      Which
                                                                      Depreciated
                                                                      in Latest
                               Accumulated     Date of       Date     Income
         Description           Depreciation  Construction  Acquired   Statement
         -----------           ------------  ------------  --------   ---------
     Shopping Centers
************************
MONTGOMERY WARD                   280,465       1965        Jan 84     40 Years
   ROME                 NY

PRICE CHOPPER PLAZA               502,252       1988        Aug 93     40 Years
   ROME                 NY

WESTGATE MANOR                    296,138       1961        Jan 86     40 Years
   PLAZA - ROME
   ROME                 NY

NORTHLAND                         350,633       1962        Jan 73     40 Years
   WATERTOWN            NY

HARBOR PLAZA                      357,743       1988        Feb 91     40 Years
   ASHTABULA            OH

BELPRE PLAZA                      624,217       1969        Jun 88     40 Years
   BELPRE               OH

SOUTHWOOD PLAZA                   789,527       1961        May 90     40 Years
   BOWLING GREEN        OH

BRENTWOOD PLAZA                   986,748       1957        May 94     40 Years
   CINCINNATI           OH

DELHI SHOPPING CENTER             586,777    1973,85,87     May 96     40 Years
   CINCINNATI           OH

WESTERN VILLAGE                   626,669       1960        May 94     40 Years
   SHOPPING CENTER
   CINCINNATI           OH

CROWN POINT                       132,833    1980-85,97    July 98     40 Years
   SHOPPING CENTER
   COLUMBUS             OH

SOUTH TOWNE CENTRE              2,061,034       1972        Mar 92     40 Years
   DAYTON               OH

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B             COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------
                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                             Acquisition




                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----
     Shopping Centers
*****************************

HERITAGE SQUARE                               1,749,182     7,011,927        59,707     1,749,182     7,071,634       8,820,816
   DOVER                OH

MIDWAY CROSSING                               1,944,200     7,776,800       179,675     1,944,200     7,956,475       9,900,675
   ELYRIA               OH

FAIRFIELD MALL                                1,287,649     1,685,919       101,962     1,287,649     1,787,881       3,075,530
   FAIRFIELD            OH

SILVER BRIDGE PLAZA                            919,022      3,197,673     1,490,228      919,022      4,687,901       5,606,923
   GALLIPOLIS           OH

SHOPPING CENTER - GENOA                         96,001      1,016,349                     96,001      1,016,349       1,112,350
   GENOA                OH

PARKWAY PLAZA                                  950,667      2,069,921       466,216      950,667      2,536,137       3,486,804
   MAUMEE               OH

NEW BOSTON SHOPPING CENTER                    2,102,371     9,176,918       128,373     2,102,371     9,305,291       11,407,662
   NEW BOSTON           OH

MARKET PLACE                                   597,923      3,738,164       403,895      597,923      4,142,059       4,739,982
   PIQUA                OH

BRICE PARK                     5,136,931      4,854,414    10,204,698         5,545     4,854,414    10,210,243       15,064,657
   SHOPPING CENTER
   REYNOLDSBURG         OH

CENTRAL AVE MARKET PLACE                      1,046,480     1,769,207       381,861     1,046,480     2,151,068       3,197,548
   TOLEDO               OH

GREENTREE SHOPPING CENTER      6,732,454      3,379,200     6,860,800                   3,379,200     6,860,800       10,240,000
   UPPER ARLINGTON      OH

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A              COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------               --------     --------     --------    --------





                                                                      Life on
                                                                      Which
                                                                      Depreciated
                                                                      in Latest
                               Accumulated     Date of       Date     Income
         Description           Depreciation  Construction  Acquired   Statement
         -----------           ------------  ------------  --------   ---------
     Shopping Centers
*****************************

HERITAGE SQUARE                   988,601       1959        Aug 93     40 Years
   DOVER                OH

MIDWAY CROSSING                   585,046       1986        Dec 95     40 Years
   ELYRIA               OH

FAIRFIELD MALL                    393,357       1978        May 90     40 Years
   FAIRFIELD            OH

SILVER BRIDGE PLAZA             1,826,085       1972        Dec 86     40 Years
   GALLIPOLIS           OH

SHOPPING CENTER - GENOA           198,155       1987        Mar 91     40 Years
   GENOA                OH

PARKWAY PLAZA                     572,411       1955        Sep 89     40 Years
   MAUMEE               OH

NEW BOSTON SHOPPING CENTER      1,363,313       1991        Feb 93     40 Years
   NEW BOSTON           OH

MARKET PLACE                      857,770       1972        Nov 91     40 Years
   PIQUA                OH

BRICE PARK                        181,170      1989-92      Mar 98     40 Years
   SHOPPING CENTER
   REYNOLDSBURG         OH

CENTRAL AVE MARKET PLACE          435,396       1968        Aug 90     40 Years
   TOLEDO               OH

GREENTREE SHOPPING CENTER         114,347    1974,80,91     Jul 98     40 Years
   UPPER ARLINGTON      OH

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B             COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------
                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                             Acquisition




                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----

     Shopping Centers
*****************************

BETHEL PARK PLAZA                              868,039      9,933,094       888,266      868,039     10,821,360       11,689,399
   BETHEL PARK          PA

DILLSBURG SHOPPING CENTER                     1,166,376     4,665,505                   1,166,376     4,665,505       5,831,881
   DILLSBURG            PA

NEW GARDEN                                     912,130      3,161,495       (17,349)     912,130      3,144,146       4,056,276
   SHOPPING CENTER
   KENNETT SQUARE       PA

STONEMILL PLAZA                               1,407,975     5,650,901        58,389     1,407,975     5,709,290       7,117,265
   LANCASTER            PA

CROSSROADS PLAZA                               384,882      1,040,668       368,438      384,882      1,409,106       1,793,988
   MT. PLEASANT         PA

ACME MARKET                                    227,720      1,398,726                    227,720      1,398,726       1,626,446
   PHILADELPHIA         PA

IVYRIDGE SHOPPING CENTER                      1,504,080     6,026,320       810,424     1,504,080     6,836,744       8,340,824
   PHILADELPHIA         PA

ROOSEVELT MALL ANNEX                           159,703         91,798     1,076,586      159,703      1,168,384       1,328,087
   PHILADELPHIA         PA

ROOSEVELT MALL NE                             1,772,003     2,602,635     6,578,787     1,772,003     9,181,422       10,953,425
   PHILADELPHIA         PA

STRAWBRIDGE'S                                  605,607      3,923,050                    605,607      3,923,050       4,528,657
   PHILADELPHIA         PA

ST MARY'S PLAZA                                977,711      3,910,842       136,029      977,711      4,046,871       5,024,582
   ST MARY'S            PA

          COLUMN A             COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------              --------     --------     --------    --------





                                                                      Life on
                                                                      Which
                                                                      Depreciated
                                                                      in Latest
                               Accumulated     Date of       Date     Income
         Description           Depreciation  Construction  Acquired   Statement
         -----------           -----------  ------------  --------    ---------

     Shopping Centers
*****************************

BETHEL PARK PLAZA                451,976       1965        May 97     40 Years
   BETHEL PARK          PA

DILLSBURG SHOPPING CENTER        257,523       1994        Oct 96     40 Years
   DILLSBURG            PA

NEW GARDEN                       130,651       1979        Apr 97     40 Years
   SHOPPING CENTER
   KENNETT SQUARE       PA

STONEMILL PLAZA                  708,715       1988        Jan 94     40 Years
   LANCASTER            PA

CROSSROADS PLAZA                 347,696       1975        Nov 88     40 Years
   MT. PLEASANT         PA

ACME MARKET                       13,094       1980        Aug 98     40 Years
   PHILADELPHIA         PA

IVYRIDGE SHOPPING CENTER         527,067       1963        Aug 95     40 Years
   PHILADELPHIA         PA

ROOSEVELT MALL ANNEX             620,436       1958        Apr 74     40 Years
   PHILADELPHIA         PA

ROOSEVELT MALL NE              4,811,010       1964        Jan 64     40 Years
   PHILADELPHIA         PA

STRAWBRIDGE'S                  3,923,050       1964        Jan 64     35 Years
   PHILADELPHIA         PA

ST MARY'S PLAZA                  427,073       1970        Dec 94     40 Years
   ST MARY'S            PA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B             COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------
                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                             Acquisition




                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----
    Shopping Centers
*****************************

NORTHLAND CENTER                              1,198,947     4,824,500        77,156     1,198,947     4,901,656       6,100,603
   STATE COLLEGE        PA

HAMPTON SQUARE                                1,214,400     2,465,600                   1,214,400     2,465,600       3,680,000
   SHOPPING CENTER
   UPPER SO HAMPTON     PA

SHOPS AT PROSPECT                              741,941      2,967,765        70,154      741,941      3,037,919       3,779,860
   WEST HEMPFIELD       PA

YORK MARKETPLACE                              3,199,353    12,797,412     1,316,020     3,199,353    14,113,432       17,312,785
   YORK                 PA

CONGRESS CROSSING                             1,098,351     6,747,013        84,281     1,098,351     6,831,294       7,929,645
   ATHENS               TN

WEST TOWNE SQUARE SHOPPING                     529,103      3,880,088     1,023,701      529,103      4,903,789       5,432,892
   CENTER
   ELIZABETHTON         TN

GREENEVILLE COMMONS                           1,075,200     7,884,800        23,156     1,075,200     7,907,956       8,983,156
   GREENVILLE           TN

KINGS GIANT                                                 2,500,633       268,686                   2,769,319       2,769,319
   SHOPPING CENTER
   KINGSPORT            TN

GEORGETOWN SQUARE                             1,166,924     4,674,698       208,425     1,166,924     4,883,123       6,050,047
   MURFREESBORO         TN

SHOPPING CENTER - COLONIAL                     290,000        792,441                    290,000        792,441       1,082,441
   HTS
   COLONIAL HEIGHTS     VA

          COLUMN A               COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------                --------     --------     --------    --------





                                                                       Life on
                                                                       Which
                                                                       Depreciated
                                                                       in Latest
                                Accumulated     Date of       Date     Income
         Description            Depreciation  Construction  Acquired   Statement
         -----------            ------------  ------------  --------   ---------
    Shopping Centers
*****************************

NORTHLAND CENTER                   871,611       1988        Jun 92     40 Years
   STATE COLLEGE        PA

HAMPTON SQUARE                       2,568       1980        Dec 98     40 Years
   SHOPPING CENTER
   UPPER SO HAMPTON     PA

SHOPS AT PROSPECT                  268,635       1994        Jul 95     40 Years
   WEST HEMPFIELD       PA

YORK MARKETPLACE                 1,251,345       1955        May 95     40 Years
   YORK                 PA

CONGRESS CROSSING                1,184,081       1990        Mar 92     40 Years
   ATHENS               TN

WEST TOWNE SQUARE SHOPPING          64,720     1970,1998     Jun 98     40 Years
   CENTER
   ELIZABETHTON         TN

GREENEVILLE COMMONS              1,360,474       1990        Mar 92     40 Years
   GREENVILLE           TN

KINGS GIANT                        471,817       1970        Sep 92     40 Years
   SHOPPING CENTER
   KINGSPORT            TN

GEORGETOWN SQUARE                  751,655       1986        Sep 93     40 Years
   MURFREESBORO         TN

SHOPPING CENTER - COLONIAL         286,789       1972        May 86     35 Years
   HTS
   COLONIAL HEIGHTS     VA

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B             COLUMN C             COLUMN D                     COLUMN E
          --------               --------              --------             --------                     --------
                                                                              Cost
                                                                          Capitalized
                                                                           Subsequent      Gross Amount at Which Carried at the
                                               Initial Cost to Company         to                  Close of the Period
                                                                             Acquisition




                                                            Building &                                 Building &
         Description           Encumbrances      Land      Improvements   Improvements     Land       Improvements       Total
         -----------           ------------      ----      ------------   ------------     ----       ------------       -----
     Shopping Centers
*****************************

HANOVER SQUARE                                1,778,701     7,114,805       210,309     1,778,701     7,325,114       9,103,815
   SHOPPING CENTER
   MECHANICSVILLE       VA

VICTORIAN SQUARE                              3,548,432    14,208,727       115,710     3,548,432    14,324,437       17,872,869
   MIDLOTHIAN           VA

CAVE SPRING CORNERS SHOPPING                  1,064,298     4,257,792         3,720     1,064,298     4,261,512       5,325,810
   CENTER
   ROANOKE              VA

HUNTING HILLS                  4,294,817      1,897,007     6,010,376                   1,897,007     6,010,376       7,907,383
   SHOPPING CENTER
   ROANOKE              VA

SHOPPING CENTER -                              250,000      1,363,880       260,466      250,000      1,624,346       1,874,346
   SPOTSYLVANIA
   SPOTSYLVANIA         VA

LAKE DRIVE PLAZA               3,843,899      1,432,155     4,616,848        18,600     1,432,155     4,635,448       6,067,603
   VINTON               VA

RIDGEVIEW CENTRE                              2,707,679     4,417,792       567,515     2,707,679     4,985,307       7,692,986
   WISE                 VA

MOUNDSVILLE PLAZA                              228,283      1,989,798     5,119,516      228,283      7,109,314       7,337,597
   MOUNDSVILLE          WV

GRAND CENTRAL PLAZA                                         4,358,333       153,150                   4,511,483       4,511,483
   PARKERSBURG          WV

KMART PLAZA                                    664,121      2,656,483       143,331      664,121      2,799,814       3,463,935
   VIENNA               WV

          COLUMN A               COLUMN F     COLUMN G     COLUMN H    COLUMN I
          --------                --------     --------     --------    --------





                                                                      Life on
                                                                      Which
                                                                      Depreciated
                                                                      in Latest
                               Accumulated     Date of       Date     Income
         Description           Depreciation  Construction  Acquired   Statement
         -----------           ------------  ------------  --------   ---------
     Shopping Centers
*****************************

HANOVER SQUARE                  1,178,757       1991        Jan 93     40 Years
   SHOPPING CENTER
   MECHANICSVILLE       VA

VICTORIAN SQUARE                1,723,386       1991        Mar 94     40 Years
   MIDLOTHIAN           VA

CAVE SPRING CORNERS SHOPPING      163,978       1969        Jun 97     40 Years
   CENTER
   ROANOKE              VA

HUNTING HILLS                     106,434       1989        Apr 98     40 Years
   SHOPPING CENTER
   ROANOKE              VA

SHOPPING CENTER -                 518,486       1970        May 86     35 Years
   SPOTSYLVANIA
   SPOTSYLVANIA         VA

LAKE DRIVE PLAZA                   82,183       1976        Feb 98     40 Years
   VINTON               VA

RIDGEVIEW CENTRE                  798,906       1990        Jul 92     40 Years
   WISE                 VA

MOUNDSVILLE PLAZA                 996,381       1961        Dec 88     40 Years
   MOUNDSVILLE          WV

GRAND CENTRAL PLAZA             1,181,169       1986        Jun 88     40 Years
   PARKERSBURG          WV

KMART PLAZA                       398,332       1975        Feb 93     40 Years
   VIENNA               WV

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A                COLUMN B            COLUMN C                COLUMN D
          --------                --------            --------                --------
                                                                               Cost
                                                                            Capitalized
                                                                            Subsequent
                                               Initial Cost to Company           to
                                                                            Acquisition




                                                               Building &
         Description            Encumbrances       Land       Improvements   Improvements
                               ==============  ============  ==============  =============
     Vacant Land
*****************************

ROXBURY TOWNSHIP NJ                                262,878                        13,338
   ROSBURY              NJ

1 NORTH CENTRAL AVENUE                              18,235
   HARTSDALE            NY

                               $116,913,454    $281,352,469  $1,049,903,392  $160,298,596
                               ==============  ============  ==============  =============

          COLUMN A                            COLUMN E                          COLUMN F      COLUMN G      COLUMN H     COLUMN I
          --------                            --------                          --------      --------      --------     --------


                               Gross Amount at Which Carried at the
                                        Close of the Period

                                                                                                                         Life on
                                                                                                                         Which
                                                                                                                         Depreciated
                                                                                                                         in Latest
                                               Building &                       Accumulated     Date of       Date       Income
         Description               Land       Improvements        Total         Depreciation  Construction    Acquired   Statement
                               ============  ================  =============   =============  ============    ========   =========
     Vacant Land
*****************************

ROXBURY TOWNSHIP NJ                 262,878          13,338           276,216                      1998        Dec 97
   ROSBURY              NJ

1 NORTH CENTRAL AVENUE               18,235                            18,235                                  Jul 72
   HARTSDALE            NY

                               $281,352,469  $1,210,201,988    $1,491,554,457    $151,188,978
                               ============  ================  ==============   =============

                              NEW PLAN REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (Amounts in Thousands)
                                  SCHEDULE III

                                   (continued)

Reconciliation of Real Estate and Accumulated Depreciation


                                                           December 31, 1998         July 31, 1998         July 31, 1997
                                                           -----------------         -------------         -------------
INVESTMENT IN REAL ESTATE
Balance at beginning of period                                   $ 1,452,738           $ 1,277,775             $ 977,942
Additions during the period:
     Land                                                              9,216                39,281                58,502
     Buildings and improvements                                       29,640               135,682               246,888
                                                                   ---------             ---------            ----------
                                                                   1,491,594             1,452,738             1,283,332
Less:
     Costs of assets sold and written off                                 40                    --                 5,557
                                                                   ---------             ---------             ---------
                                                                  $1,491,554            $1,452,738            $1,277,775
                                                                  ==========            ==========            ==========
ACCUMULATED DEPRECIATION
Balance at beginning of period                                     $ 136,978             $ 105,866             $  82,523
Additions charged to operating expenses                               14,211                31,112                24,620
                                                                     -------               -------               -------
                                                                     151,189               136,978               107,143
Less:
     Accumulated depreciation on assets sold and
     written-off                                                         --                     --                 1,277
                                                                     -------              --------               -------
Balance at end of period                                           $ 151,189             $ 136,978             $ 105,866
                                                                   =========             =========             =========

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
               MORTGAGE LOANS AND NOTES RECEIVABLE ON REAL ESTATE
                             (Amounts in Thousands)
                                   SCHEDULE IV


                                December 31, 1998

COLUMN A                                COLUMN B         COLUMN C              COLUMN D                    COLUMN E
--------                                --------         --------              --------                    --------
                                        Final            Face
                                        Interest         Maturity              Periodic
Description                             Rate             Date                  Payment Terms               Prior Liens
-----------                             ----             ----                  -------------               -----------
Purchase money first mortgage,
collateralized by a shopping center in                                         Interest payable monthly,
Connellsville, PA                                                              balance at maturity
                                          10%            8/31/1999
                                                                               Interest payable monthly,
Purchase money first mortgage,                                                 $45,000 principal per
collateralized by a shopping center in                                         month for 17 months,
Whitesboro, NY                                                                 balance at maturity
                                           9.38%         7/31/1999
Leasehold mortgage, collateralized by                                          Interest and principal
a tenant lease                                                                 payable monthly
                                          11.5%          4/30/2004
Leasehold mortgage, collateralized by                                          Interest and principal
a tenant lease                                                                 payable monthly
                                          12%            5/1/2008
                                                                               Interest payable monthly,
Purchase money first mortgage,                                                 balance at maturity
collateralized by a shopping center in
Harrisonburg, VA                           9%            7/22/2000

Purchase money first mortgage,                                                 Interest payable quarterly
collateralized by a shopping center in                                         and principal payable at
New Bern, NC                                                                   maturity
                                           7.2%          5/9/2001
Purchase money first mortgage                                                  Interest payable monthly
collateralized by shopping center in                                           and principal payable at
Hanover, PA                                                                    maturity
                                           8.75%         7/23/2001
Leasehold mortgage collateralized by a                                         Interest and principal
tenant lease                                                                   payable monthly
                                          10%            5/31/2008




COLUMN A                                COLUMN F               COLUMN G
--------                                --------               --------
                                        Face                   Carrying
                                        Amount of              Amount of
Description                             Mortgages              Mortgages
-----------                             ---------              ---------
Purchase money first mortgage,
collateralized by a shopping center in
Connellsville, PA
                                        $ 5,420                $ 5,180

Purchase money first mortgage,
collateralized by a shopping center in
Whitesboro, NY
                                          4,610                  4,205
Leasehold mortgage, collateralized by
a tenant lease
                                            259                    201
Leasehold mortgage, collateralized by
a tenant lease
                                          1,000                    851

Purchase money first mortgage,
collateralized by a shopping center in      794                    149
Harrisonburg, VA

Purchase money first mortgage,
collateralized by a shopping center in
New Bern, NC
                                            750                    750
Purchase money first mortgage
collateralized by shopping center in
Hanover, PA
                                            700                    454
Leasehold mortgage collateralized by a
tenant lease
                                          1,642                  1,609
                                        -------                -------
                                        $15,175                $13,399


Note:  Column H is not applicable

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
               MORTGAGE LOANS AND NOTES RECEIVABLE ON REAL ESTATE

                             (Amounts in Thousands)
                                   SCHEDULE IV

                                   (continued)

                                   Year Ended

                                    December 31, 1998      July 31, 1998       July 31, 1997
                                    -----------------      -------------       -------------
Balance, beginning of period          $ 13,878               $ 23,107            $ 23,597

Additions during period:
  New loans                                307                  1,322                 700

Reductions during period:
  Collection of principal                 (786)               (10,551)             (1,190)
                                      ---------              ---------           ---------

Balance, end of period                $  13,399              $ 13,878            $ 23,107
                                      ===========            ========            ========

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

Dated:  March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                Title                       Date


/s/ William Newman          Chairman of the Board             March 29, 1999
------------------------
William Newman


/s/ Arnold Laubich          Chief Executive Officer           March 29, 1999
------------------------     and Trustee
Arnold Laubich


/s/ Gary B. Sabin           President and Trustee             March 29, 1999
------------------------
Gary B. Sabin


/s/ James M. Steuterman     Executive Vice President,         March 29, 1999
------------------------     Co-Chief Operating Officer
James M. Steuterman          and Trustee


/s/ Richard B. Muir         Executive Vice President,         March 29, 1999
------------------------     Co-Chief Operating Officer
Richard B. Muir              and Trustee


/s/ Jeffrey D. Egertson     Chief Financial Officer, Chief    March 29, 1999
------------------------     Accounting Officer and
Jeffrey D. Egertson          Senior Vice President


/s/ Dean Bernstein          Senior Vice President--Finance    March 29, 1999
------------------------     and Multifamily and Trustee
Dean Bernstein


/s/ Raymond A. Bottorf      Trustee                           March 29, 1999
------------------------
Raymond A. Bottorf


/s/ Norman Gold             Trustee                           March 29, 1999
------------------------
Norman Gold

/s/ BOYD A. LINDQUIST
------------------------    Trustee                           March 29, 1999
Boyd A. Lindquist

/s/ MELVIN NEWMAN
------------------------    Trustee                           March 29, 1999
Melvin Newman

/s/ ROBERT E. PARSONS, JR.
------------------------    Trustee                           March 29, 1999
Robert E. Parsons, Jr.

/s/ BRUCE A. STALLER
------------------------    Trustee                           March 29, 1999
Bruce A. Staller

/s/ JOHN WETZLER
-----------------------     Trustee                           March 29, 1999
John Wetzler

/s/ GREGORY WHITE
-----------------------     Trustee                           March 29, 1999
Gregory White

/s/ JOHN H. WILMOT
-----------------------     Trustee                           March 29, 1999
John H. Wilmot

                             EXHIBIT INDEX


Exhibit No.                                 Description

       *3.1 Amended and Restated Declaration of Trust of New Plan Realty Trust dated as of January 15, 1996 filed as Exhibit 99.3 to the Registrant's Form 8-K dated May 24, 1996.

       *3.2 Certificate of Amendment of Amended and Restated Declaration of Trust of New Plan Realty Trust dated September 25, 1998 filed as Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended July 31, 1998.

       *4.1 Specimen Certificate for Shares of Beneficial Interest filed as Exhibit 4.1 to the Registrant's Form 10-K for the fiscal year ended July 31, 1997.

       *4.2 Certificate of Designation Supplementing the Amended and Restated Declaration of Trust of New Plan Realty Trust filed as Exhibit 4.1 to the Registrant's Form 8-K dated July 2, 1997.

      *10.1 Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of November 21, 1997, filed as
                           Exhibit 10.26 to the Form 10-K of New Plan Excel Realty Trust, Inc. for the fiscal year ended December 31, 1998.

      *10.2 Assignment and Assumption Agreement dated December 1, 1997 by and among New Plan Realty Trust, Bank Hapoalim B.M. and The Bank of New York filed as
                           Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended July 31, 1998.

      *10.3 Waiver and Amendment to Credit Agreement dated as of September 25, 1998 by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, filed as Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended July 31, 1998.

      *10.4 Assumption and Substitution Agreement dated as of September 28, 1998 by and among New Plan Excel Realty Trust, Inc., New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, filed as
                           Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended July 31, 1998.

       10.5                Guaranty, dated September 28, 1998, by New Plan
                           Realty Trust.

      *10.6 Unconditional Guaranty of Payment and Performance dated as of September 28, 1998 by and between New Plan Realty Trust and BankBoston N.A. filed as
                           Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended July 31, 1998.

      *10.7 Senior Securities Indenture between New Plan Realty Trust and The First National Bank of Boston, as Trustee, dated as of March 29, 1995, filed as Exhibit 4.2 to Registration Statement No. 33-60045.

      *10.8                7.75% Senior Note Due April 6, 2005 filed as Exhibit
                           10.7 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

      *10.9                6.8% Senior Note Due May 15, 2002 filed as Exhibit
                           10.8 to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.

      *10.10 Agreement and Plan of Merger, dated May 14, 1998, as amended as of August 7, 1998, among Excel Realty Trust, Inc., ERT Merger Sub, Inc. and New Plan Realty Trust filed as Exhibit 2.1 to the Registrant's Form 8-K dated October 13, 1998.

      *10.11 Senior Securities Indenture among New Plan Excel Realty Trust, Inc., New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, dated as of February 3, 1999 filed as
                           Exhibit 4.1 to the Current Report on Form 8-K of New Plan Excel Realty Trust, Inc. dated February 3, 1999.

      *10.12               New Plan Realty Trust 1997 Stock Option Plan filed as
                           Exhibit 4.1 to the Registration Statement of New Plan Excel Realty Trust, Inc. on Form S-8, File No. 333-65221, on October 1, 1998.

      *10.13 New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Registration Statement of New Plan Excel Realty Trust, Inc. on Form S-8, File No. 333-65221, on October 1, 1998.

      *10.14 Amended and Restated New Plan Realty Trust 1985 Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement of New Plan Excel Realty Trust, Inc. on Form S-8, File No. 333-65221, on October 1, 1998.

      *10.15 New Plan Realty Trust March 1991 Stock Option Plan and Non-Qualified Stock Option Plan filed as
                           Exhibit 4.4 to the Registration Statement of New Plan Excel Realty Trust, Inc. on Form S-8, File No. 333-65221, on October 1, 1998.

       12                  Ratio of Earnings to Fixed Charges.

       21                  Subsidiaries of the Registrant.

       23                  Consent of PricewaterhouseCoopers LLP.

       27(1)               Financial Data Schedule.

       99.1 "Risk Factors" contained in New Plan Excel Realty Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.


------------------------------
*Incorporated herein by reference as above indicated.

(1) Filed as exhibit to electronic filing only.