Form 10-K405/A
period 1998-12-31
NEW PLAN REALTY TRUST
filed 1999-04-07
CIK 71519

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A
|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996] For the fiscal year ended ________________

                                       OR

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

                  *10.1 Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of November 21, 1997, filed as
                           Exhibit 10.26 to the Form 10-K/A of New Plan Excel Realty Trust, Inc. for the fiscal year ended December 31, 1998.

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

                  *10.4 Assumption and Substitution Agreement dated as of September 28, 1998 by and among New Plan Excel Realty Trust, Inc., New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, filed as
                           Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended July 31, 1998.

                  *10.5 Guaranty, dated September 28, 1998, by New Plan Realty Trust filed as Exhibit 10.5 to the Registrant's Form 10-K for the transition period ended December 31, 1998.

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

                  *12 Ratio of Earnings to Fixed Charges filed as Exhibit 12 to the Registrant's Form 10-K for the transition period ended December 31, 1998.

                  *21 Subsidiaries of the Registrant filed as Exhibit 21 to the Registrant's Form 10-K for the transition period ended December 31, 1998.

                  *23      Consent of PricewaterhouseCoopers LLP filed as
                           Exhibit 23 to the Registrant's Form 10-K for the transition period ended December 31, 1998.

                  *27(1) Financial Data Schedule filed as Exhibit 27(1) to the Registrant's Form 10-K for the transition period ended December 31, 1998.

                  99.1 "Risk Factors" contained in New Plan Excel Realty Trust, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 1998.

------------------------------

*Incorporated herein by reference as above indicated.

(1) Filed as exhibit to electronic filing only.


         (d) Financial Statement Schedules. The following documents are filed as a part of this report:

         The response to this portion of Item 14 is submitted as a separate section of this report.

                                  SIGNATURE

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

Dated:  April 6, 1999

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

      *10.1 Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of November 21, 1997, filed as
                           Exhibit 10.26 to the Form 10-K/A of New Plan Excel Realty Trust, Inc. for the fiscal year ended December 31, 1998.

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

      *10.4 Assumption and Substitution Agreement dated as of September 28, 1998 by and among New Plan Excel Realty Trust, Inc., New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, filed as
                           Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended July 31, 1998.

      *10.5 Guaranty, dated September 28, 1998, by New Plan Realty Trust filed as Exhibit 10.5 to the Registrant's Form 10-K for the transition period ended December 31, 1998.

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

      *12 Ratio of Earnings to Fixed Charges filed as Exhibit 12 to the Registrant's Form 10-K for the transition period ended December 31, 1998.

      *21 Subsidiaries of the Registrant filed as Exhibit 21 to the Registrant's Form 10-K for the transition period ended December 31, 1998.

      *23                  Consent of PricewaterhouseCoopers LLP filed as
                           Exhibit 23 to the Registrant's Form 10-K for the transition period ended December 31, 1998.

      *27(1) Financial Data Schedule filed as Exhibit 27(1) to the Registrant's Form 10-K for the transition period ended December 31, 1998.

       99.1 "Risk Factors" contained in New Plan Excel Realty Trust, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 1998.


------------------------------
*Incorporated herein by reference as above indicated.

(1) Filed as exhibit to electronic filing only.