Form 10-Q
period 1999-03-31
NEW PLAN REALTY TRUST
filed 1999-05-17
CIK 71519

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

      (Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
            OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

      Commission file number 1-8459

                              NEW PLAN REALTY TRUST

             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                           13-1995781
(State or other Jurisdiction of                                (IRS Employer
        Incorporation)                                       Identification No.)

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

Yes |X|  No |_|

As of April 27, 1999 the sole outstanding share of beneficial interest of the registrant was held by New Plan Excel Realty Trust, Inc.


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME
          For the Three Months Ended March 31, 1999 and April 30, 1998
                                   (Unaudited)
                                 (In thousands)

                                                      March 31, 1999   April 30, 1998
                                                      --------------   --------------
Revenues:
     Rental income and related revenues                     $ 67,070         $ 62,424
     Interest, dividend and other income                         703            1,057
                                                            --------         --------
          Total revenues                                      67,773           63,481

Expenses:
     Operating costs                                          19,446           15,354
     Real estate and other taxes                               6,367            5,874
     Interest                                                  9,890            9,754
     Depreciation and amortization                             8,862            7,921
     Provision for doubtful accounts                           1,185              968
     General and administrative                                1,030              719
                                                            --------         --------
          Total expenses                                      46,780           40,590
                                                            --------         --------

     Income before sale of real estate and securities         20,993           22,891

Gain on sale of real estate and securities                        --                8
                                                            --------         --------

Net income                                                    20,993           22,899

Change in unrealized gain (loss) on securities                   (71)               5
                                                            --------         --------

Comprehensive income                                        $ 20,922         $ 22,904
                                                            ========         ========


New Plan Realty Trust is a wholly owned subsidiary of New Plan Excel Realty Trust, Inc., whose common stock is traded on the New York Stock Exchange. For a presentation of the financial statements of New Plan Excel Realty Trust, Inc., see the Quarterly Report on Form 10-Q for the three months ended March 31, 1999 which New Plan Excel Realty Trust, Inc. has filed separately with the SEC.

The accompanying notes are an integral part of the financial statements.


--------------------------------------------------------------------------------
                                       2
--------------------------------------------------------------------------------

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               (Unaudited)
                                                               -----------
                                                              March 31, 1999     December 31, 1998
                                                              --------------     -----------------
                      ASSETS
Real estate:

  Land                                                           $   280,935           $   281,352
  Building and improvements                                        1,214,812             1,210,202
  Accumulated depreciation                                          (159,892)             (151,189)
                                                                 -----------           -----------
       Net real estate                                             1,335,855             1,340,365
Cash and cash equivalents                                             21,310                12,536
Marketable securities                                                  1,628                 1,700
Receivables:
  Trade, less allowance for bad debts of $9,690 and $9,212 at         16,592                15,049
    March 31, 1999 and December 31, 1998, respectively
  Other                                                                1,264                 1,236
Mortgage and notes receivable                                         13,358                13,399
Prepaid expenses and deferred charges                                 13,742                 6,181
Other assets                                                           4,632                 4,232
                                                                 -----------           -----------
                                                                 $ 1,408,381           $ 1,394,698
                                                                 ===========           ===========

       LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Mortgages payable                                                $   115,815           $   116,913
Notes payable, net of unamortized discount of $1,088 and
  $1,141 at March 31, 1999 and December 31, 1998, respectively       413,912               413,859
Due to New Plan Excel Realty Trust, Inc.                              24,437                40,886
Other liabilities                                                     41,456                31,311
Tenant security deposits                                               5,780                 5,670
                                                                 -----------           -----------
       Total liabilities                                             601,400               608,639
                                                                 -----------           -----------

Commitments and contingencies                                             --                    --

Shareholder's equity:
Additional paid-in capital                                           837,002               837,002
Loans receivable for purchase of shares of beneficial interest        (2,022)               (2,022)
Accumulated other comprehensive income                                   655                   726
Accumulated distributions in excess of net income                    (28,654)              (49,647)
                                                                 -----------           -----------
       Total shareholder's equity                                    806,981               786,059
                                                                 -----------           -----------
                                                                 $ 1,408,381           $ 1,394,698
                                                                 ===========           ===========

New Plan Realty Trust is a wholly owned subsidiary of New Plan Excel Realty Trust, Inc., whose common stock is traded on the New York Stock Exchange. For a presentation of the financial statements of New Plan Excel Realty Trust, Inc., see the Quarterly Report on Form 10-Q for the three months ended March 31, 1999 which New Plan Excel Realty Trust, Inc. has filed separately with the SEC.

The accompanying notes are an integral part of the financial statements.


--------------------------------------------------------------------------------
                                       3
--------------------------------------------------------------------------------

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1999 and April 30, 1998
                                   (Unaudited)
                                 (In thousands)

                                                                              March 31, 1999    April 30, 1998
                                                                              --------------    --------------
Cash flows from operating activities:
   Net income                                                                       $ 20,993          $ 22,899
   Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                     8,862             7,918
     Provision for doubtful accounts                                                   1,185               832
     Gain on sale of real estate and securities, net                                      --                (8)
  Changes in operating assets and liabilities, net:
     Change in trade and notes receivable                                             (2,729)              591
     Change in other receivables                                                         (28)              260
     Change in other liabilities                                                      10,145             1,488
     Change in sundry assets and liabilities                                          (7,955)            1,976
                                                                                    --------          --------

          Net cash provided by operating activities                                   30,473            35,956
                                                                                    --------          --------

Cash flows from investing activities:
   Real estate acquisitions and building improvements                                 (4,192)          (42,739)
   Repayments of mortgage notes receivable                                                41            10,163
   Sales of marketable securities                                                         --                 2
   Purchases of marketable securities                                                     --                (1)
                                                                                    --------          --------

          Net cash used in investing activities                                       (4,151)          (32,575)
                                                                                    --------          --------

Cash flows from financing activities:
   Proceeds from mortgages and notes payable
   Principal payments of mortgages and notes payable                                  (1,099)             (631)
   Distributions paid                                                                     --           (23,464)
   Proceeds from dividend reinvestment plan                                               --             4,545
   Issuance of shares of beneficial interest upon exercise of stock options               --               649
   Due to/from New Plan Excel Realty Trust, Inc.                                     (16,449)               --
   Repayment of loans receivable for the purchase of shares of beneficial
     interest                                                                             --                75
                                                                                    --------          --------
          Net cash used in financing activities                                      (17,548)          (18,826)
                                                                                    --------          --------

          Net increase (decrease) in cash and cash equivalents                         8,774           (15,445)

Cash and cash equivalents at beginning of year                                        12,536            49,381
                                                                                    --------          --------

Cash and cash equivalents at end of year                                            $ 21,310          $ 33,936
                                                                                    ========          ========

New Plan Realty Trust is a wholly owned subsidiary of New Plan Excel Realty Trust, Inc., whose common stock is traded on the New York Stock Exchange. For a presentation of the financial statements of New Plan Excel Realty Trust, Inc., see the Quarterly Report on Form 10-Q for the three months ended March 31, 1999 which New Plan Excel Realty Trust, Inc. has filed separately with the SEC.

The accompanying notes are an integral part of the financial statements.


--------------------------------------------------------------------------------
                                       4
--------------------------------------------------------------------------------

                     NEW PLAN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by New Plan Realty Trust (the "Trust"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Trust, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Trust believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three-month periods ended March 31, 1999 and April 30, 1998 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K.

New Plan Realty Trust was organized in 1972 as a Massachusetts business trust. Excel Realty Trust, Inc. ("Excel") was formed in 1985 and subsequently reincorporated as a Maryland corporation. On September 28, 1998, Excel and the Trust consummated a merger pursuant to an Agreement and Plan of Merger dated as of May 14, 1998, as amended as of August 7, 1998 (the "Merger"). Immediately following the Merger, the Trust changed its fiscal year end from July 31 to December 31. Accordingly, comparative information reported in this Form 10-Q for 1998 represents information previously reported by the Trust for the three month period ended April 30, 1998.

The Trust has continued to prepare its financial statements pursuant to the Securities and Exchange Act of 1934 and the reporting requirements of the indenture under which certain outstanding Notes have been issued.

Note B: Supplemental Cash Flow Information

State and local income taxes paid for the three months ended March 31, 1999 were $92,000 and no taxes were paid for the three months ended April 30, 1998.

Interest paid for the three months ended March 31, 1999 and April 30, 1998 was approximately $8.2 million and $9.3 million, respectively.


--------------------------------------------------------------------------------
                                        5
--------------------------------------------------------------------------------

Note C:  Segment Information

The Trust's two reportable business segments are retail and residential properties. At March 31, 1999, the retail segment consists of 145 shopping centers and the residential segment consists of 54 garden apartment communities. Selected financial information for each segment is as follows (in thousands):

                                           Retail     Residential      Other         Total
                                           ------     -----------      -----         -----
For Three Months Ended
March 31, 1999
Revenue                                 $    47,928   $    19,142   $       703    $    67,773
Operating expenses                           16,531        10,467         1,030         28,028

Interest expense                                                           9,890         9,890
Depreciation and amortization                 6,692         2,170                        8,862
                                        -----------   -----------   -----------    -----------
Net income                              $    24,705   $     6,505   $   (10,217)   $    20,993
                                        ===========   ===========   ===========    ===========

Real Estate Assets, net                 $   986,672   $   349,183                  $ 1,335,855
                                        ===========   ===========                  ===========

For Three Months Ended
April 30, 1998
Revenue                                 $    44,699   $    17,725   $     1,057    $    63,481
Operating expenses                           12,598         9,598           719         22,915


Interest expense                                                          9,754          9,754
Depreciation and amortization                 6,020         1,901                        7,921
Gain on sale of securities/properties                                         8              8
                                        -----------   -----------   -----------    -----------
Net income                              $    26,081   $     6,226   $    (9,408)   $    22,899
                                        ===========   ===========   ===========    ===========

Real Estate Assets, net                 $   950,869   $   329,323                  $ 1,280,192
                                        ===========   ===========                  ===========


--------------------------------------------------------------------------------
                                        6
--------------------------------------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

I. Liquidity and Capital Resources

      On March 31, 1999, the Trust had approximately $22.9 million in available cash, cash equivalents and marketable securities.

      Debt as of March 31, 1999 consisted of $115.8 million of mortgages payable and $413.9 million of notes payable. In connection with the Merger, on September 28, 1998, the Trust guaranteed the borrowings of New Plan Excel under New Plan Excel's $250 million revolving credit facility ($188 million of which was outstanding as of March 31, 1999) as well as New Plan Excel's $50 million revolving credit facility ($50 million of which was outstanding as of March 31, 1999).

II. Results of operations for the three months ended March 31, 1999 and April 30, 1998

      The Trust acquired 9 properties between May 1, 1998 and December 31, 1998, including 7 retail and 2 residential properties. These acquisitions produced revenue increases of $1.2 million and $1.0 million between the three months ended April 30, 1998 and the three months ended March 31, 1999 for the retail and residential portfolios, respectively. The remaining $2.1 million and $.4 million increases represent 4.6% and 2.1% improvements in rentals on the remainder of the retail and residential properties, respectively.

      Property acquisitions resulted in $1.7 million of the $6.2 million increase in total expenses, including a $.7 million increase in operating costs, $.3 million in additional depreciation, $.2 million in additional real estate and taxes, and $.5 million in interest expense. Increases in snow removal, professional fees, utilities and turnover costs account for the major portions of the remaining $3.4 million increase in operating costs. The $.3 million increase in general and administrative costs relate primarily to increases in personnel costs.

III. Year 2000 Compliance

Year 2000 Compliance Readiness

      The Trust's centralized corporate business and technical information systems have been assessed as to Year 2000 compliance and functionality. Year 2000 compliance issues with respect to the Trust's internal business and technical information systems were substantially remediated as of March 31, 1999. See "Year 2000 Compliance Detail" below. In addition, the Trust has completed the identification and review of major computer hardware and software suppliers and has verified the Year 2000 preparedness of these suppliers.

Year 2000 Compliance Detail

      The Trust addressed the Year 2000 issue with respect to the following: (i) the Trust's information technology and operating systems, including its billing, accounting and financial reporting systems; (ii) the Trust's non-information technology systems, including building access, parking lot light and energy management, equipment and other infrastructure systems that may contain or use computer systems or embedded micro controller technology; and (iii) certain systems of the Trust's major suppliers and material service providers (insofar as such systems relate to the Trust's business activities such as payroll, health services and alarm systems). As described below, the Trust's Year 2000 review involves


--------------------------------------------------------------------------------
                                        7
--------------------------------------------------------------------------------

(a) an assessment of the Year 2000 problems that may affect the Trust, (b) the development of remedies to address the problems discovered in the assessment phase to the extent practical or feasible, (c) the testing of such remedies and
(d) the preparation of contingency plans to deal with worst case scenarios.

Assessment Phase

      As part of the internal assessment phase, the Trust has attempted to substantially identify all the major components of the systems described above. In determining the extent to which such systems are vulnerable to the Year 2000 issue, the Trust is evaluating internally developed and/or purchased software applications and property operational control systems (e.g., heating ventilation and air conditioning (HVAC), lighting timers, alarms, fire, sewage and access). In addition, in October 1998, the Trust began sending letters to or making inquiries of certain of its major suppliers and service providers, requesting them to provide the Trust with assurance of existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to their activities with the Trust. The Trust expects that it will complete its distribution of these inquiries by May 31, 1999. The Trust is requesting that all responses to the inquiries be returned to it no later than June 30, 1999.

Remediation and Testing Phase

      Based upon the assessment and remediation efforts to date, the Trust has completed, tested and put on line the Year 2000 compliance modification in all the internally developed software for its accounting and property management applications. The Trust's personal computers are Year 2000 compliant in all material respects. Any personal computers that are not currently Year 2000 compliant will be replaced with Year 2000 compliant personal computers.

      The versions of the purchased software that the Trust uses for spread sheet analysis, database applications, word processing systems and its apartment rent collection system have been tested and are compliant. The outsourced payroll service and the integrated internal input system are compliant. The Trust's data collection networks are Year 2000 compliant. The Trust will be replacing the New York office phone system (including the voicemail system) with a Year 2000 compliant system, which replacement is scheduled to occur by June 30, 1999. Phone systems at other than the New York office and the Trust's apartment communities are Year 2000 compliant. Phone systems at the apartment communities are 87% Year 2000 compliant. The balance of the phone systems at the apartment communities are scheduled to be reviewed and be Year 2000 compliant by June 1999. The cost estimates derived from this assessment are treated as worst case. All of the Trust's shopping centers are "open air" type and are simple and very limited in terms of technology. Field systems for shopping center HVAC, sprinkler and lighting are more than 95% reviewed and Year 2000 compliant for those systems supplied by the Trust (some are supplied by tenants). The systems not supplied by the Trust, the number of which is small, are being reviewed and are projected to not have a material impact. All of the 54 apartment communities have had reviews completed and, except for phone systems (as discussed above), are Year 2000 compliant.

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

Risks and Contingency Plans


--------------------------------------------------------------------------------
                                        8
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
                                        9
--------------------------------------------------------------------------------

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

      (b) During the period covered by this report the Trust filed the following reports on Form 8-K:

                  Form 8-K filed on February 3, 1999 relating to the filing of certain exhibits to the Trust's Registration Statement on Form S-3 (No. 333-67511) in connection with the establishment of a medium-term note program.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 1999

                                          NEW PLAN REALTY TRUST


                                          By: /s/Jeffrey D. Egertson
                                              ----------------------
                                          Jeffrey D. Egertson
                                          Senior Vice President
                                          Chief Financial Officer


--------------------------------------------------------------------------------
                                       10
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Number                  Description                                     Page
------                  -----------                                     ----

12.1                    Ratio of Earnings to Fixed Charges              12

27                      Financial Data Schedule (Included only
                        in EDGAR filing)


--------------------------------------------------------------------------------
                                       11
--------------------------------------------------------------------------------